Form 10-Q
period 2002-06-30
PRINTCAFE SOFTWARE INC
filed 2002-08-14
CIK 1108507

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ___________ TO ______________

                         COMMISSION FILE NUMBER 0-49710


                            PRINTCAFE SOFTWARE, INC.
             (Exact Name of Registrant as Specified in Its Charter)




                      DELAWARE                                                  25-1854929
(State or Other Jurisdiction of Incorporation or Organization)                  (I.R.S. Employer Identification No.)

                    FORTY 24TH STREET
                PITTSBURGH, PENNSYLVANIA                                             15222
        (Address of Principal Executive Offices)                                   (Zip Code)

       Registrant's Telephone Number, Including Area Code: (412) 456-1141



         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         The number of shares of the registrant's common stock, $.0001 par value, outstanding as of the close of business on August 13, 2002 was 10,595,112.

                            PRINTCAFE SOFTWARE, INC.

                                      INDEX





PART I     FINANCIAL INFORMATION                                               PAGE NO.
                                                                               --------
     ITEM 1 - Financial Statements:

                  Consolidated Balance Sheets -
                   December 31, 2001 and June 30, 2002.......................... 1

                  Consolidated Statements of Operations -
                   Three and six months ended June 30, 2001 and 2002............ 2

                  Consolidated Statements of Cash Flows -
                   Six months ended June 30, 2001 and 2002...................... 3

              Notes to Consolidated Financial Statements ....................... 4

     ITEM 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations............................................ 8

     ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk....... 16


PART II    OTHER INFORMATION

     ITEM 2 -  Changes in Securities and Use of Proceeds....................... 19

     ITEM 6 -  Exhibits and Reports on Form 8-K................................ 20

     Signatures................................................................ 21

                            PRINTCAFE SOFTWARE, INC.
                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                            PRINTCAFE SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                           DECEMBER 31, 2001   JUNE 30, 2002
                                                                                (unaudited)
                                                                ---------       ---------
                                      ASSETS

Current assets:
   Cash and cash equivalents .............................      $   8,648       $  11,629
   Accounts receivable, net ..............................          7,146          11,593
   Other current assets ..................................          1,897           1,989
                                                                ---------       ---------
       Total current assets ..............................         17,691          25,211
                                                                ---------       ---------
Property and equipment, net ..............................          4,699           3,831
Purchased technology, net ................................         17,078           9,793
Customer lists, net ......................................         16,725           9,606
Goodwill .................................................         22,480          22,480
Other intangibles, net ...................................            830             491
                                                                ---------       ---------
      Total assets .......................................      $  79,503       $  71,412
                                                                =========       =========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit ........................................      $   2,000       $   2,000
   Accounts payable ......................................          2,492           2,073
   Accrued compensation and related liabilities ..........          1,047           1,496
   Accrued and other liabilities .........................          3,416           1,894
   Deferred revenue ......................................          9,109           9,521
   Restructuring reserve .................................            487             225
   Current portion of long term debt- related party ......              _           1,050
   Current portion of long-term debt .....................            184             191
   Current portion of capital lease obligations ..........             65              47
                                                                ---------       ---------
       Total current liabilities .........................         18,800          18,497
                                                                ---------       ---------
Long-term debt- related party ............................         33,039          11,999
Long-term debt ...........................................            326             228
Obligations under capital leases .........................             34              10
Commitments and contingencies (Note 5) ...................              _               _
Redeemable preferred stock ...............................        132,675               _
Stockholders' equity:
   Series A convertible preferred stock ..................              _               _
   Series A-1 convertible preferred stock ................              1               _
   Common stock ..........................................              _               1
   Additional paid-in capital ............................         76,096         253,752
   Warrants ..............................................          8,651           8,651
   Deferred compensation .................................           (100)         (4,739)
   Accumulated other comprehensive loss:
   Foreign translation adjustment ........................            (50)            (44)
   Retained deficit ......................................       (187,692)       (214,906)
   Treasury stock ........................................         (1,808)         (1,808)
   Notes receivable from stockholders ....................           (469)           (229)
                                                                ---------       ---------
      Total stockholders' (deficit) equity ...............       (105,371)         40,678
                                                                ---------       ---------
      Total liabilities and stockholders' (deficit) equity      $  79,503       $  71,412
                                                                =========       =========

          See accompanying notes to consolidated financial statements.

                            PRINTCAFE SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                             JUNE 30,                     JUNE 30,
                                                                    -----------------------       -----------------------
                                                                      2001           2002          2001           2002
                                                                    --------       --------       --------       --------
Revenue:
   License and subscription ..................................      $  4,446       $  5,671       $  8,497       $ 11,284
   Maintenance ...............................................         5,041          5,386          9,946         10,763
   Professional services and other ...........................           829          1,149          1,434          1,874
                                                                    --------       --------       --------       --------
     Total revenue ...........................................        10,316         12,206         19,877         23,921
Cost of revenue:
   License and subscription ..................................           977            928          2,096          1,926
   Maintenance ...............................................         1,622          1,296          3,267          2,605
   Professional services and other ...........................           414            499            816            873
                                                                    --------       --------       --------       --------
     Total cost of revenue ...................................         3,013          2,723          6,179          5,404
                                                                    --------       --------       --------       --------
Gross profit .................................................         7,303          9,483         13,698         18,517
Operating expenses:
   Sales and marketing (1) ...................................         5,307          4,574         11,242          8,521
   Research and development ..................................         3,004          3,092          6,440          6,126
   General and administrative (1) ............................         1,854          1,451          4,309          3,234
   Depreciation ..............................................         1,014            707          1,933          1,470
   Amortization ..............................................        12,263          7,392         24,526         14,780
   Stock-based compensation and warrants .....................           984            334            996            537
   Restructuring charge ......................................         2,098           --            2,098           --
                                                                    --------       --------       --------       --------
     Total operating expenses ................................        26,524         17,550         51,544         34,668
                                                                    --------       --------       --------       --------
Loss from operations .........................................       (19,221)        (8,067)       (37,846)       (16,151)
Amortization of debt origination fees and other expense ......          --             (377)          --             (616)
Interest, net ................................................        (1,124)        (1,546)        (2,041)        (3,103)
                                                                    --------       --------       --------       --------
Net loss before extraordinary item ...........................       (20,345)        (9,990)       (39,887)       (19,870)
Extraordinary item - Write off of debt origination fees ......          --           (1,143)          --           (1,143)
                                                                    --------       --------       --------       --------
Net loss .....................................................       (20,345)       (11,133)       (39,887)       (21,013)
                                                                    --------       --------       --------       --------
Accretion of redeemable preferred stock ......................        (4,080)        (2,860)        (7,685)        (6,200)
                                                                    --------       --------       --------       --------
Net loss attributable to common stock ........................      $(24,425)      $(13,993)      $(47,572)      $(27,213)
                                                                    ========       ========       ========       ========
Net loss per share, basic and diluted ........................      $(149.98)      $  (9.00)      $(292.13)      $ (31.68)
Weighted average shares used to compute basic and diluted loss           163          1,555            163            859
per share

(1) Amounts exclude stock-based compensation as follows:
Sales and marketing ..........................................      $    971       $   --         $    971       $   --
General and administrative ...................................            13            334             25            537
                                                                    --------       --------       --------       --------
     Total ...................................................      $    984       $    334       $    996       $    537
                                                                    ========       ========       ========       ========

          See accompanying notes to consolidated financial statements.

                            PRINTCAFE SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                     ---------------------------
                                                                       2001               2002
                                                                     ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ......................................................      $ (39,887)      $ (21,013)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ..............................         26,459          16,251
   Provision for doubtful accounts ............................            181               6
   Write-down of shareholder note principal ...................              _             197
   Issuance of warrants .......................................            648            --
   Stock-based compensation ...................................             24             537
   Interest on note receivable from stockholders ..............            (22)            (13)
   Interest accretion on related party debt discount ..........              _           1,572
Changes in assets and liabilities:
   Accounts receivable ........................................          1,140          (4,453)
   Other assets ...............................................           (399)            (86)
   Accounts payable ...........................................         (2,346)           (419)
   Accrued liabilities ........................................           (543)         (1,073)
   Restructuring reserve ......................................          1,030            (262)
   Deferred revenue ...........................................          1,202             412
                                                                     ---------       ---------
     Net cash used in operating activities ....................        (12,513)         (8,344)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intellectual property acquisition costs .......................           (895)           --
Purchases of property, plant and equipment ....................           (500)           (640)
                                                                     ---------       ---------
     Net cash used in investing activities ....................         (1,395)           (640)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt -  related  party ..................         (2,495)        (17,800)
Principal payments on debt ....................................            (84)            (66)
Principal payments on capital lease obligations ...............           (202)            (42)
Net proceeds from initial public offering .....................              _          32,950
Issuance of redeemable preferred stock ........................          6,367             755
Issuance of note receivable to management .....................           (664)              _
Proceeds from note receivable repayment by stockholder ........            404              56
Debt origination costs ........................................              _            (188)
Payment of debt restructuring fee to related party ............              _          (3,700)
Exercise of stock options .....................................             12            --
                                                                     ---------       ---------
     Net cash provided by financing activities ................          3,338          11,965
                                                                     ---------       ---------
Increase (decrease) in cash and cash equivalents ..............        (10,570)          2,981
Cash and cash equivalents - beginning of period ...............         15,206           8,648
                                                                     ---------       ---------
Cash and cash equivalents - end of period .....................      $   4,636       $  11,629
                                                                     =========       =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Deferred compensation ....................................      $    --         $   5,176
     Accretion of preferred stock .............................          7,685           6,201
     Conversion of preferred stock to common stock upon initial           --           139,529
       public offering

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS
Printcafe Software, Inc. (the Company) provides software solutions designed specifically for the printing industry supply chain. The Company's procurement applications, which are designed for print buyers, integrate with its software solutions designed for printers, and facilitate collaboration between printers and print buyers over the Web.

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATION
Certain prior period balances and amounts have been reclassified to conform to the current period presentation.

INTERIM BASIS OF PRESENTATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after the elimination of all significant intercompany balances and transactions.

The accompanying consolidated financial statements as of December 31, 2001 and June 30, 2002, and for the three and six-month periods ended June 30, 2001 and 2002, respectively, are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring accruals necessary to state fairly the Company's financial position as of June 30, 2002, and the results of operations and cash flows for the three and six month periods ended June 30, 2001 and 2002, respectively. These consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements and related notes included in its prospectus, as filed with the Securities and Exchange Commission on June 18, 2002. The results for interim periods are not necessarily indicative of the expected results for any other interim period or the year ending December 31, 2002.

REVENUE RECOGNITION
The Company's revenue recognition policy is governed by Statement of Position
(SOP) 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants (AICPA). The Company derives its revenues from licenses and subscriptions for its products as well as from the provision of related services, including installation and training, consulting, customer support, and maintenance contracts. Revenues are recognized only if persuasive evidence of an agreement exists, delivery has occurred, all significant vendor obligations are satisfied, the fee is fixed, determinable, and collectible and there is vendor-specific objective evidence (VSOE) to support the allocation of the total fee to a multi-element arrangement. The Company does not have VSOE for the license component or the fixed price installation component and these have historically been sold bundled together with post-contract support. Therefore, the Company follows the residual method as outlined in SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions" under which revenue is allocated to the undelivered elements and the residual amounts of revenue are allocated to the delivered elements. Many of the Company's agreements include warranty provisions. Historically, these provisions have not had a significant impact on the Company's revenue recognition. In those instances where customer acceptance may be in question, all revenue relating to that arrangement is deferred until the warranty period has expired. Additional revenue recognition criteria by revenue type are listed below.

License and Subscription Revenue
License and subscription revenue includes fees for perpetual licenses and periodic subscriptions. The Company recognizes revenues on license fees after a license agreement has been signed, the product has been delivered, the fee is fixed, determinable and collectible, and there is VSOE to support the allocation of the total fee to a multi-element arrangement (if applicable). If VSOE cannot be obtained for certain elements of the contract, the Company recognizes revenue using the residual method under which revenue is allocated to the undelivered elements and the residual amounts of revenue are allocated to the delivered elements. The Company recognizes revenues on periodic subscriptions over the subscription term for unlimited subscriptions and based on the value of orders processed for customers through the system for limited subscriptions. Revenue is recognized for subscription orders processed through resellers over the subscription term of the underlying agreement, beginning upon installation.

Maintenance Revenue
Maintenance revenue is derived from the sale of maintenance and support contracts, which provide customers with the right to receive maintenance releases of the licensed products and access to customer support staff. Maintenance revenue is recognized on a straight-line basis over the term of the contract, which is typically one year. Payments for maintenance revenue are normally received in advance and are nonrefundable.

Professional Services and Other Revenue
Professional services and other revenue is derived from variable fees for installation, training, and consulting. Revenue for professional services such as installation and training, system integration projects, and consulting is primarily recognized as the services are performed. If these services are part of a multielement contract under which VSOE cannot be obtained for certain elements, the revenue may be deferred either until acceptance of any related software or over the license period.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying value of the Company's financial instruments, including cash and cash equivalents, accounts receivable, and long-term debt, approximates fair value. Financial instruments that subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents with high quality financial institutions. The Company's customer base consists of businesses primarily in North America and Europe. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains allowances for potential credit losses. Historically, such losses have been within management's expectations.

ACQUISITIONS
The Company's business combinations have been accounted for under the purchase method of accounting. The Company includes the results of operations of the acquired business from the acquisition date. Net assets of the companies acquired are recorded at their fair value at the acquisition date. The excess of the purchase price over the fair value of net assets acquired is included in goodwill and other purchased intangibles in the accompanying consolidated balance sheets.

RECENT ACCOUNTING PRONOUNCEMENTS

Impairment of Long-Lived Assets
In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The provisions of SFAS 144 address the financial accounting and reporting for impairment of long-lived assets. The Company adopted SFAS 144 on January 1, 2002 and the adoption of this standard did not have a significant impact on the Company's financial position, cash flows, or results of operations.

Goodwill and Other Intangibles
In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 prescribes that goodwill and other intangibles that have indefinite useful lives will not be amortized but rather tested at least annually for impairment. Intangible assets that have definite lives will continue to be amortized over their estimated useful lives. SFAS 142 provides specific guidance for the testing of goodwill for impairment at least annually. Initial impairment losses arising upon adoption of SFAS 142 are to be reported as resulting from a change in accounting principle. The Company adopted SFAS 142 on January 1, 2002. See Note 3 for disclosure of the effects of adopting SFAS 142.

Debt Extinguishment Costs
In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS 145, which becomes effective for financial statements issued for fiscal years beginning after May 15, 2002, requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4 unless the extinguishment qualifies as an extraordinary item under the provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations---Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Upon adoption of SFAS 145, the Company expects to reclassify the extraordinary loss of $1.1 million recognized in the second quarter of 2002.

2.       NET LOSS PER SHARE

Basic and diluted loss per share have been computed using the weighted average number of shares of common stock outstanding during the period. Potential common shares from conversion of convertible preferred stock and exercise of stock options and warrants are excluded from historical diluted net loss per share because they would be antidilutive. At June 30, 2001 and 2002, 5,668,707 and 1,495,621 potential common shares, respectively, are excluded from the determination of diluted net loss per share, as the effect of such shares is antidilutive.

                                                  THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                       JUNE 30,                                JUNE 30,
                                            -------------------------------        ----------------------------------
                                                2001              2002                 2001                2002
                                            --------------    -------------        -------------       --------------
                                                             (in thousands, except per share data)
Numerator:
     Net loss.............................  $     (20,345)    $    (11,133)        $    (39,887)       $     (21,013)
     Preferred stock accretion............         (4,080)          (2,860)              (7,685)              (6,200)
                                            --------------    -------------        -------------       --------------
Net loss attributable to common stock.....        (24,425)         (13,993)             (47,572)             (27,213)

Denominator:
Weighted average shares...................            163            1,555                  163                  859

Basic and diluted net loss per share......  $     (149.98)    $      (9.00)        $    (292.13)       $      (31.68)


3.  GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets and purchased technology are related mainly to the business acquisitions consummated in early 2000. Amortization is recorded on a straight-line basis over the estimated useful lives (generally three years) of the remaining assets and consists of the following at December 31, 2001 and June 30, 2002 (in thousands):

                                                           DECEMBER 31, 2001          JUNE 30, 2002
                                                        ----------------------    -------------------
 Customer list ........................................ $              42,713     $
                                                                                              42,713
 Purchased technology .................................                43,708                 43,708
 Patent ...............................................                 2,047                  2,050
 Goodwill ............................................                 58,730                 58,730
                                                        ----------------------    -------------------
                                                                      147,198                147,201
 Less: accumulated amortization .......................               (90,085)              (104,831)
                                                        ----------------------    -------------------
 Goodwill and other intangible assets, net ...........  $              57,113     $           42,370
                                                        ======================    ===================


The Company adopted SFAS 142 on January 1, 2002. As a result, beginning January 1, 2002, the Company no longer amortizes goodwill. As of the adoption date, goodwill had an unamortized balance of $22.5 million. Goodwill will be subject to annual impairment testing.

The following unaudited pro-forma financial information presents the Company's results of operations and earnings per share as if goodwill had not been amortized in 2001 (in thousands, except for per share amounts).

                                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                 JUNE 30,                          JUNE 30,
                                                      --------------------------------  -------------------------------
                                                          2001               2002           2001             2002
                                                      -------------      -------------  -------------    --------------
Net loss:
     Reported net loss attributable to common stock   $    (24,425)      $    (13,993)  $    (47,572)    $     (27,213)
     Goodwill amortization....................               4,894                -            9,788                -
                                                      -------------      -------------  -------------    --------------
          Adjusted net loss...................             (19,531)           (13,993)       (37,784)          (27,213)

Basic and diluted loss per share:
     Reported net loss per share..............        $    (149.98)      $      (9.00)  $    (292.13)    $      (31.68)
     Goodwill amortization....................               30.05                  -          60.11                --
                                                      -------------      -------------  -------------    --------------
Adjusted basic and diluted net loss per share.        $    (119.93)      $      (9.00)  $    (232.02)    $      (31.68)

4.  INITIAL PUBLIC OFFERING

In June 2002, the Company issued 3,750,000 shares of its common stock at a price of $10.00 per share in its initial public offering. The Company received approximately $33.0 million in proceeds, net of underwriting discounts, commissions, and offering expenses. Simultaneously with the closing of the initial public offering, each outstanding share of preferred stock was automatically converted into common stock based on the applicable conversion ratio. In connection with the offering, the Company repaid approximately $17.8 million of related party debt (see Note 7).

5.  COMMITMENTS AND CONTINGENCIES

Legal Proceedings
The Company is involved in disputes and litigation in the normal course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company's business, financial condition, or results of operations. The Company has accrued for estimated losses in the accompanying financial statements for those matters where it believes that the likelihood that a loss has occurred is probable and the amount of loss is reasonably estimable. Although management currently believes the outcome of other outstanding legal proceedings, claims, and litigation involving the Company will not have a material adverse effect on its business, financial condition, or results of operations, litigation is inherently uncertain and there can be no assurance that existing or future litigation will not have a material adverse effect on the Company's business, financial condition, or results of operations.

Restructuring and Lease Abandonment Costs
In May 2001, the Company announced a restructuring that primarily related to the consolidation of certain client support operations into existing facilities, resulting in a restructuring charge of $2,098,000. The plan included terminations of 45 employees and the reduction of leased office space. As of December 31, 2001, approximately $487,000 remained in the reserve related to lease obligations. The restructuring reserve activity for the six month period ended June 30, 2002 consisted of the utilization of approximately $262,000 of the lease obligation accrual resulting in a remaining reserve of approximately $225,000 which is expected to be utilized by 2003.

6.    COMPREHENSIVE LOSS

The components of our comprehensive loss for each period presented are as follows (in thousands):

                                                    THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                         JUNE 30,                                JUNE 30,
                                            -----------------------------------      ----------------------------------
                                                2001                 2002                2001                2002
                                            --------------       --------------      -------------       --------------
Net loss..................................  $     (20,345)       $     (11,133)      $    (39,887)       $    (21,013)
Foreign currency translation adjustments..             (9)                   7                (19)                   6
                                            --------------       --------------      -------------       --------------
     Comprehensive loss...................  $     (20,354)       $     (11,126)      $    (39,906)       $    (21,007)
                                            ==============       ==============      =============       ==============


7.       DEBT

On May 31, 2002 and June 10, 2002, the Company executed agreements with certain of its debt holders to modify the terms of certain related-party debt, effective upon the completion of the Company's initial public offering. An amendment to the promissory note issued to the former shareholders of M Data, Inc. dated as of May 31, 2002, provided for an increase in the principal amount of the note to $4,200,000 from $4,000,000 in return for a reduction in the annual interest rate to 8.0% from 12.0%. Principal payments are due in 24 equal monthly installments commencing January 2003. Interest is payable monthly and commenced in June 2002. The $200,000 increase in principal was accounted for as deferred interest and will be amortized as interest expense in addition to the 8.0% stated rate over the remaining term of the loan (resulting in an effective annual interest rate of approximately 11.1%).

An amendment to the credit agreement with Iris Graphics, dated as of June 10, 2002: (i) reduced the annual interest rate to a fixed rate of 4.0%; (ii) provided for the payment of a total of $11,800,000 of the outstanding principal balance of $23,600,000 at March 31, 2002 and all accrued and deferred interest upon the completion of the Company's initial public offering; and (iii) eliminated the financial covenants. In return, the Company paid a $3,700,000 restructuring fee upon completion of the initial public offering. The restructuring fee was accounted for as deferred interest and will be amortized as interest expense in addition to the stated 4.0% rate over the remaining term of the loan (resulting in an effective annual interest rate of approximately 23.8%). The $11,800,000 remaining principal balance is due in one installment on January 2, 2004. Interest is payable quarterly and commenced in June 2002.

Under an amendment to the loan agreement with the former shareholders of Hagen Systems, dated as of June 10, 2002, the Company was not required to prepay $2,000,000 of the $8,000,000 otherwise due upon an initial public offering and the annual interest rate was reduced to 8.0%, in return for an increase of $350,000 to the remaining principal balance of the loan. The remaining principal amount due under the restructured agreement is $2,350,000, which is due on January 2, 2004. Interest at an annual rate of 8.0% is payable monthly and commenced in June 2002. The $350,000 increase in principal was accounted for as deferred interest and will be amortized as interest expense in addition to the stated 8.0% rate over the remaining term of the loan (resulting in an effective annual interest rate of approximately 17.4%).

As of June 30, 2002, the Company had a total of $5.1 million of unamortized deferred interest and debt discount fees, which are reflected net of long-term debt-related party on our balance sheet.

8.       NON-CASH DEFERRED STOCK-BASED COMPENSATION

In February 2002, the Company's board of directors adopted the 2002 Key Executive Stock Incentive Plan. The Company reserved 766,520 shares of common stock for grants under the plan. As of June 30, 2002, the Company had granted options to purchase 766,520 shares of common stock with an exercise price of $4.21 per share. These option grants resulted in $192,149 and $480,372 in non-cash stock compensation for the three and six month periods ended June 30, 2002, respectively.

In March 2002, the Company's board of directors adopted the 2002 Stock Incentive Plan. The Company has reserved 765,765 shares of common stock for grants under the plan. In April 2002, the Company granted options to purchase 381,603 shares of common stock, with an exercise price of $15.54 per share, to certain employees. In June 2002, the Company granted an additional 92,910 options to purchase common stock at an exercise price of $2.00 per share. This option grant resulted in $35,009 in non-cash stock compensation expense for the three-month period ended June 30, 2002. The remainder of the stock-based compensation recognized in the six months ended June 30, 2002 relates to options granted in 2000.

Also in March 2002, the Company's board of directors approved the 2002 Employee Stock Purchase Plan which became effective upon the Company's initial public offering. The Company has reserved 337,837 shares of common stock for issuance under the plan.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this discussion contains forward-looking statements that involve risks and uncertainties. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performances, or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "should," "could," "would," "plan," "expect," "intend," "believe," "goal," "estimate," "anticipate," "predict," "potential," or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q ("Form 10-Q"). You should read this Form 10-Q completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading "Risk Factors That May Affect Future Results and Market Price of Stock" elsewhere in this Form 10-Q and the Risk Factors in our prospectus dated June 18, 2002 filed with the Securities and Exchange Commission.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes contained in this Form 10-Q.

OVERVIEW

GENERAL
We have focused on developing software solutions designed specifically for the printing industry supply chain since our inception in 1987. In February 2000, Prograph Systems, our predecessor company, changed its name to printCafe, Inc., and we launched our Web-based products to complement our enterprise resource planning software. From February through April 2000, we acquired five complementary businesses for an aggregate purchase price of $137.3 million. We have also committed significant resources to develop, integrate, and market our products, expand our management team, and hire additional personnel. We incurred a net loss of $70.0 million in 2001 and $21.0 million in the first six months of 2002 and had an accumulated deficit of $214.9 million as of June 30, 2002.

The acquisitions which we completed in early 2000 generated goodwill of $57.7 million, of which $22.5 million remained unamortized as of June 30, 2002, and other intangible assets of $86.4 million, of which $19.9 million remained unamortized as of June 30, 2002. In accordance with SFAS No. 142, we have performed the first of the required impairment tests of goodwill and indefinite-lived assets as of January 1, 2002, and have determined that no impairment loss is required to be recognized. The other intangible assets are being amortized over a three-year period. In addition, any future impairment loss recognition may adversely affect our ability to comply with the financial covenants in our installment note with National City Bank. As of June 30, 2002, the outstanding principal balance of this note was $0.4 million.

SOURCES OF REVENUE
Our revenue is derived principally from licenses and subscriptions of our products, maintenance contracts, and professional and other services, including implementation, consulting, and training. Our products are typically purchased under either a perpetual license or a time-based or usage-based subscription. We offer our enterprise resource planning and other client/server software to printers and print buyers under license agreements. We offer our Web-based products to printers and print buyers under subscription agreements, which typically have a term of three years. Our print buyer customers pay a subscription fee for our Web-based products based on the number of users of the website. Our printer customers can purchase either an unlimited subscription or a limited subscription for our Web-based products. The fee for the limited subscription is based on the value of print orders processed through the customer's website. Maintenance contracts are sold to customers, usually at the time of sale of a software license, under annual agreements that provide for automatic renewal, unless the customer cancels. We also provide professional services, which are offered at an hourly rate.

We have derived most of our revenue from licenses of our software and the sale of related maintenance to printers. In the first quarter of 2001, we began to recognize revenue from the sale of our Web-based products to printers and began to market our Web-based solutions for print buyers.

For the three and six month periods ended June 30, 2002 revenues from foreign customers approximated 11% and 12%, respectively, of our total revenues.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of the financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. Our actual results may differ from those estimates.

The following critical accounting policies affect the significant judgments and estimates we use in preparing our consolidated financial statements.

REVENUE RECOGNITION
We recognize revenue on our software products in accordance with SOP 97-2, Software Revenue Recognition, which provides for recognition of revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations remain on our part with regard to implementation, the fee is fixed and determinable, and collectibility is probable. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of each element. Revenue recognized from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as maintenance and professional services, based on the relative fair value of each element. Our determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence
(VSOE). We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management for an element not yet sold separately. We have VSOE for maintenance services and professional services.

If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the total fee is recognized as revenue. We generally recognize license revenue under the residual method upon delivery of our software to the customer, provided collection is probable. Revenue allocated to maintenance is recognized ratably over the maintenance term and revenue allocated to training and other service elements is recognized as the services are performed. Revenue from Web-based products is recognized ratably over the term of the subscription for unlimited subscriptions and is recognized based on usage, subject to a fixed term, for limited subscriptions. Many of our agreements include warranty provisions. Historically, these provisions have not had a significant impact on our revenue recognition. In those instances where customer acceptance may be in question, all revenue relating to that arrangement is deferred until the warranty period has expired.

CONTINGENCIES
We are involved in disputes and litigation in the normal course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in insurance coverage or our approach such as a change in settlement strategy.

STOCK-BASED COMPENSATION
We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations for our employee stock options because the alternative fair value accounting provided under SFAS No. 123, Accounting for Stock Based Compensation (SFAS 123), requires use of valuation models that were not developed for use in valuing employee stock options.

In the first quarter of 2002, we granted options to purchase 766,520 shares of common stock, with an exercise price of $4.21 per share, to certain employees and directors. As a result, we recorded approximately $4.3 million of deferred compensation. This amount represents the difference between the exercise price and the fair market value of our common stock on the date we granted these stock options. We will record stock-based compensation expense of approximately $1.1 million annually over the vesting period of these options, which is generally four years.

In April 2002, we granted options to purchase 381,603 shares of common stock, with an exercise price of $15.54 per share, to certain employees. We do not expect to record any stock-based compensation expense related to these options. We also granted options to purchase 92,910 shares of common stock to employees in June 2002, with an exercise price of $2.00 per share. As a result, we will record approximately $0.2 million of stock-based compensation expense annually over the vesting period of these options, which is three years.

For the three and six month periods ended June 30, 2002 we recorded $0.3 million and $0.5 million, respectively, of stock-based compensation expense.

WARRANTS
We account for equity instruments issued to nonemployees and pursuant to strategic alliance agreements in accordance with the provisions of SFAS 123, Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services, and Emerging Issues Task Force No. 109, Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor's Product. Warrant expense represents charges associated with the issuance of warrants to purchase our common stock. To the extent that we derive revenue from agreements entered into in connection with the issuance of warrants, we offset this revenue by the expense associated with these warrants. Any amount of expense that exceeds revenue is recorded in sales and marketing, general and administrative, or interest expense, based upon the nature of the agreement. The amount of expense is equal to the fair value of vested warrants determined using Black-Scholes pricing models. The following table sets forth the amount of expense and reduction to revenue associated with the issuance of these warrants for the six months ended June 30, 2001 and 2002, respectively (in thousands):

                                                  2001            2002
                                               ------------  ------------
Reduction in revenue.......................       $      -      $      -
Increase in sales and marketing............            971             -
Increase in general and administrative.....              -             -
Increase in interest expense...............              -             -


As of June 30, 2002, we had unvested warrants to purchase 51,034 shares of common stock, including warrants to purchase 375 shares of common stock that have an exercise price of $10.00 per share. Warrants to purchase a total of 50,659 shares of common stock have exercise prices ranging from $266.40 to $999.00 and vest upon attainment of performance criteria. Upon the vesting of warrants to purchase 19,878 of these shares of common stock, we will record warrant expense based upon fair value for each warrant, and upon the vesting of warrants to purchase 30,781 of these shares of common stock, we will reduce revenue generated from the warrant holder during the period when vesting occurs. We cannot predict the timing or amount of this reduction in revenue and increase in expense because the amount is calculated using the fair market value at the time of vesting.

INCOME TAXES
Deferred income taxes are recognized for all temporary differences between tax and financial bases of our assets and liabilities, using the tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. As of June 30, 2002, we had significant net operating loss carryforwards available to offset future taxable income. The net operating loss carryforwards will expire beginning 2015 through 2021. Federal and state tax rules impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. Utilization of our carryforwards is limited because of past ownership changes. In the event that we have a future change in ownership, utilization of these carryforwards could be further limited.

We have established a 100% valuation allowance against deferred tax assets due to the uncertainty that future tax benefits can be realized from our net operating loss carryforwards and other deferred tax assets.

RESTRUCTURING

In May 2001, we announced a restructuring as part of an effort to reduce our costs and improve efficiency by consolidating our client support operations. As part of this restructuring, we reduced our workforce by 45 employees and we reduced our leased office space. The restructuring resulted in a charge for the year ended December 31, 2001 of $2.1 million, which includes severance and benefits charges and lease abandonment costs. Our cash flow from operations was adversely impacted during the second half of 2001 as a result of these costs. Our remaining restructuring reserve of $0.2 million as of June 30, 2002 consists of lease abandonment costs and is expected to be paid and eliminated by 2003.

This restructuring plan focused on reducing our cost structure and improving the efficiency of our operations to respond to changing market conditions and to realize the anticipated benefits of the acquisitions made in early 2000. We believe that these actions will not adversely impact our operations in the future because we have undertaken initiatives to manage and monitor our client and employee relations during the execution of these plans and subsequent to their completion.

RESULTS OF OPERATIONS

The following table sets forth statements of operations data for the periods indicated. The data has been derived from the unaudited consolidated financial statements contained in this Form 10-Q which, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our financial statements for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission on June 18, 2002 as part of our prospectus.

                                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                            JUNE 30,                     JUNE 30,
                                                                     ----------------------       ----------------------
                                                                      2001          2002            2001           2002
                                                                    --------       --------       --------       --------
                                                                            (in thousands, except per share data)
Revenue:
   License and subscription ..................................      $  4,446       $  5,671       $  8,497       $ 11,284
   Maintenance ...............................................         5,041          5,386          9,946         10,763
   Professional services and other ...........................           829          1,434          1,874          1,149
                                                                    --------       --------       --------       --------
     Total revenue ...........................................        10,316         12,206         19,877         23,921
Cost of revenue:
   License and subscription ..................................           977            928          2,096          1,926
   Maintenance ...............................................         1,622          1,296          3,267          2,605
   Professional services and other ...........................           414            499            816            873
                                                                    --------       --------       --------       --------
     Total cost of revenue ...................................         3,013          2,723          6,179          5,404
                                                                    --------       --------       --------       --------
Gross profit .................................................         7,303          9,483         13,698         18,517
Operating expenses:
Sales and marketing (1) ......................................         5,307          4,574         11,242          8,521
Research and development .....................................         3,004          3,092          6,440          6,126
General and administrative (1) ...............................         1,854          1,451          4,309          3,234
Depreciation .................................................         1,014            707          1,933          1,470
Amortization .................................................        12,263          7,392         24,526         14,780
Stock-based compensation and warrants ........................           984            334            996            537
Restructuring charge .........................................         2,098           --            2,098           --
                                                                    --------       --------       --------       --------
     Total operating expenses ................................        26,524         17,550         51,544         34,668
                                                                    --------       --------       --------       --------
Loss from operations .........................................       (19,221)        (8,067)       (37,846)       (16,151)
Amortization of debt origination fees and other expense ......          --             (377)          --             (616)
Interest, net ................................................        (1,124)        (1,546)        (2,041)        (3,103)
                                                                    --------       --------       --------       --------
Net loss before extraordinary item ...........................       (20,345)        (9,990)       (39,887)       (19,870)
Extraordinary item - Write of off debt origination fees ......          --           (1,143)          --           (1,143)
                                                                    --------       --------       --------       --------
Net loss .....................................................       (20,345)       (11,133)       (39,887)       (21,013)
                                                                    --------       --------       --------       --------
Accretion of redeemable preferred stock ......................        (4,080)        (2,860)        (7,685)        (6,200)
                                                                    --------       --------       --------       --------
Net loss attributable to common stock ........................      $(24,425)      $(13,993)      $(47,572)      $(27,213)
                                                                    ========       ========       ========       ========
Net loss per share, basic and diluted ........................      $(149.98)      $  (9.00)      $(292.13)      $ (31.68)
Weighted average shares used to compute basic and diluted loss           163          1,555            163            859
per share

(1) Amounts exclude stock-based compensation as follows:
Sales and marketing ..........................................      $    972       $   --         $    971       $   --
General and administrative ...................................            12            334             25            537
                                                                                                  --------       --------
                                                                    --------       --------       --------       --------
     Total ...................................................      $    984       $    334       $    996       $    537
                                                                    ========       ========       ========       ========


The following table sets forth other financial data for the periods indicated. EBITDA, net of other charges, is not a measurement that is in accordance with generally accepted accounting principles and is presented as other financial data. EBITDA, net of other charges, represents the net loss we would have shown if we did not take into consideration our total other expense (which includes interest expense), depreciation, amortization, stock-based compensation and warrants, and restructuring charges. EBITDA, net of other charges, is presented as supplemental information and should not be considered as an alternative to net income as an indicator of our operating performance, or to cash flow from operating activities as an indicator of our liquidity. EBITDA, net of other charges, as presented herein may not be comparable to similarly titled measures reported by other companies. We believe that EBITDA, net of other charges, serves as an important operating measurement when evaluating our performance.

                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                           JUNE 30,                     JUNE 30,
                                                  ---------------------------- ----------------------------
                                                      2001           2002          2001           2002
                                                  ------------  -------------- ------------ ---------------
                                                               (in thousands, except per share data)
EBITDA, net of other charges ...................      $ (2,862)      $    366        $(8,293)      $    636
Net cash used in operating activities ..........        (5,436)        (3,224)       (12,513)        (8,344)
Net cash used in investing activities ..........          (493)          (224)        (1,395)          (640)
Net cash provided (used) by financing activities          (412)        11,398          3,338         11,965

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2002

REVENUE

License and subscription
License and subscription revenue for the three months ended June 30, 2002 was $5.7 million, a 29.6% increase from license and subscription revenue of $4.4 million for the quarter ended June 30, 2001. License and subscription revenue for the six months ended June 30, 2002 was $11.3 million, a 32.9% increase from license and subscription revenue of $8.5 million for the six months ended June 30, 2001. These increases in license and subscription revenue were primarily due to an increased number of sales of licenses for our enterprise resource planning products as well as an increase in subscription and transaction fees generated by our Web-based products. These increases resulted from sales and marketing initiatives focused upon increasing sales for these products.

Maintenance
Maintenance revenue for the three months ended June 30, 2002 was $5.4 million, an 8.0% increase from maintenance revenue of $5.0 million for the quarter ended June 30, 2001. Maintenance revenue for the six months ended June 30, 2002 was $10.8 million, a 9.1% increase from maintenance revenue of $9.9 million for the six months ended June 30, 2001. These increases in maintenance revenue were primarily due to the increased number of license sales of our enterprise resource planning products.

Professional services and other
Professional services and other revenue for the three months ended June 30, 2002 was $1.2 million, a 50% increase from professional services and other revenue of $0.8 million for the quarter ended June 30, 2001. Professional services and other revenue for the six months ended June 30, 2002 was $1.9 million, a 35.7% increase from professional services and other revenue of $1.4 million for the six months ended June 30, 2001. These increases in professional services and other revenue were primarily due to the increased sales of licenses for our enterprise resource planning products, which result in an increase in customer implementation and training fees. The increase from the first to the second quarter in each of 2002 and 2001 is attributable to revenue generated by our annual user conference which took place in the second quarter of each year.

TOTAL COST OF REVENUE
Cost of revenue includes direct labor and other direct costs relating to the delivery of our products and services. The cost of license and subscription revenue is primarily related to third party licenses that we resell with licenses and subscriptions of our products, as well as any hosting and communication costs. Cost of revenue for the quarter ended June 30, 2002 was $2.7 million, a 10% decrease from cost of revenue of $3.0 million for the quarter ended June 30, 2001. Cost of revenue for the six months ended June 30, 2002 was $5.4 million, a 12.9% decrease from cost of revenue of $6.2 million for the six months ended June 30, 2001. These decreases were the result of lower third party license costs and a reduction in the number of employees in our client and professional services areas, resulting from the restructuring of the Company's operations in the second quarter of 2001. Cost of revenue as a percentage of revenue decreased from 29.1% and 31.1% for the three and six months ended June 30, 2001, respectively, to 22.1% and 22.6% for the three and six months ended June 30, 2002, respectively resulting from an increase in revenue and the reduction in costs.

OPERATING EXPENSES
We classify our operating expenses into six general categories, based on the nature of the expenditure: sales and marketing, research and development, general and administrative, depreciation, amortization, and stock-based compensation and warrants. We allocate our total costs for overhead and facilities to each of the functional areas of our business that use these services based upon estimated usage. These allocated charges include general overhead items such as administrative salaries, professional fees, building rent, equipment leasing costs, and telecommunication charges.

Sales and marketing
Sales and marketing expenses consist primarily of costs related to sales and marketing, employee compensation, travel, public relations, trade shows, and advertising. Sales and marketing expenses for the quarter ended June 30, 2002 were $4.6 million, a 13.2% decrease from sales and marketing expenses of $5.3 million for the quarter ended June 30, 2001. Sales and marketing expenses for the six months ended June 30, 2002 were $8.5 million, a 24.1% decrease from sales and marketing expenses of $11.2 million for the six months ended June 30, 2001. Sales and marketing expenses as a percentage of revenue decreased from 51.4% and 56.3% for the three months and six months ended June 30, 2001, respectively, to 37.7% and 35.6% for the three and six months ended June 30, 2002, respectively. These decreases were primarily due to a reduction in the number of sales and marketing employees, resulting from the restructuring of operations in the second quarter of 2001 and reductions in travel, advertising, promotion, public relations, and general marketing expenses as a result of initiatives that were focused on reducing expenses.

Research and development
Research and development expenses consist primarily of expenses related to the development and upgrade of our existing proprietary software and expenses related to research and development for new product offerings. These expenses include employee compensation for research and development and third-party contract development costs. Research and development expenses for the quarter ended June 30, 2002 were $3.1 million, a slight increase from research and development expenses of $3.0 million for the quarter ended June 30, 2001. Research and development expenses for the six months ended June 30, 2002 were $6.1 million, a 4.7% decrease from research and development expenses of $6.4 million for the six months ended June 30, 2001. Research and development expenses as a percentage of revenue decreased from 29.1% and 32.1% for the three and six months ended June 30, 2001, respectively, to 25.4% and 25.5% for the three and six months ended June 30, 2002, respectively, resulting primarily from an increase in revenue.

General and administrative
General and administrative expenses consist primarily of compensation for executive and administrative personnel, travel expenses, professional advisory fees, and general overhead expenses that are not allocated to cost of revenue, product development, or sales and marketing. General and administrative expenses for the quarter ended June 30, 2002 were $1.5 million, a decrease of 21.1% from general and administrative expenses of $1.9 million for the quarter ended June 30, 2001. General and administrative expenses for the six months ended June 30, 2002 were $3.2 million, a decrease of 25.6% from general and administrative expenses of $4.3 million for the six months ended June 30, 2001. General and administrative expenses as a percentage of revenue decreased from 18.4% and 21.6% for the three and six months ended June 30, 2001, respectively, to 12.3% and 13.4% for the three and six months ended June 30, 2002. These decreases were primarily due to a reduction in general and administrative employees and the consolidation of certain facilities as a result of restructuring operations in the second quarter of 2001.

Depreciation
Depreciation expense consists primarily of the depreciation of equipment, furniture, fixtures, and leasehold improvements. Depreciation expense for the quarter ended June 30, 2002 was $0.7 million, a decrease of 30% from depreciation expense of $1.0 million for the quarter ended June 30, 2001. Depreciation expense for the six months ended June 30, 2002 was $1.5 million, a decrease of 21.1% from depreciation expense of $1.9 million for the six months ended June 30, 2001. These decreases are primarily attributable to certain computer equipment becoming fully depreciated and new equipment being purchased at a slower rate compared to prior periods.

Amortization
Amortization expense consists of the amortization of intangible assets such as goodwill (in 2001 only), purchased technology, customer lists, and patents. Amortization expense for the quarter ended June 30, 2002 was $7.4 million, a decrease of 39.8% from amortization expense of $12.3 million for the quarter ended June 30, 2001. Amortization expense for the six months ended June 30, 2002 was $14.8 million, a decrease of 39.6% from amortization expense of $24.5 million for the six months ended June 30, 2001. These decreases were primarily the result of the adoption of SFAS 142 effective January 1, 2002. Under these guidelines, goodwill is no longer amortized but is subject to annual impairment tests. The Company has performed the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002, and has determined that no impairment loss was required to be recognized.

Stock-based compensation and warrants
Stock-based compensation expense relates to grants of employee stock options and issuances of stock with exercise prices lower than the fair value of the underlying shares at the time of grant or issuance, issuance of stock to employees as compensation and the issuance of options and warrants to third parties for services rendered. Stock-based compensation and warrants expense for the quarter ended June 30, 2002 was $0.3 million, a decrease from $1.0 million for the quarter ended June 30, 2001. Stock-based compensation and warrants expense for the six months ended June 30, 2002 was $0.5 million, a decrease from stock-based compensation of $1.0 million for the six months ended June 30, 2001. These decreases are primarily attributable to warrant expense recognized during the first quarter of 2001 partially offset by the expense recognized in 2002 related to the stock options granted in 2002.

OTHER EXPENSE
Other expense consists primarily of interest expense related to our borrowings, offset by interest income received from the investment of proceeds from our financing activities. Other expense for the quarter ended June 30, 2002 was $1.9 million, an increase of 72.7% from other expense of $1.1 million for the quarter ended June 30, 2001. Other expense for the six months ended June 30, 2002 was $3.7 million, an increase of 85.0% from other expense of $2.0 million for the six months ended June 30, 2001. The increase is primarily due to higher average interest rates on outstanding indebtedness, offset by a slightly lower average outstanding debt balance during the comparable periods.

INCOME TAXES
During the three and six months ended June 30, 2001 and 2002, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefits. At June 30, 2002, we had significant accumulated net operating loss carryforwards for federal and state tax purposes. The federal tax carryforwards expire in various years beginning in 2015 through 2021. Utilization of certain net operating loss carryforwards is subject to certain limitations. Events which cause limitations on the amount of net operating losses that we may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, we had $11.6 million in cash and cash equivalents, an increase of approximately $3.0 million from December 31, 2001. This increase was primarily attributable to our receipt of $33.0 million in net proceeds from our initial public offering in June 2002 offset by debt repayments of $17.8 million and principal prepayment fees of $3.7 million.

Net cash used by operating activities totaled $8.3 million for the six months ended June 30, 2002, compared to $12.5 million of net cash used by operating activities for the six months ended June 30, 2001. Net cash used in operating activities for the six months ended June 30, 2002 is primarily attributable to the net loss for the period (less non-cash expenses) in addition to an increase in accounts receivable as well as decreases in accounts payable, accrued liabilities and accrued restructuring costs.

Net cash used by investing activities totaled $0.6 million for the six months ended June 30, 2002, compared to $1.4 million of net cash used by investing activities for the six months ended June 30, 2001. Cash used by investing activities during the first six months of 2002 was primarily the result of the purchase of computer equipment and software licenses associated with the implementation of a new customer relationship management system. Cash used by investing activities in 2001 included payment for the license of a patent in 2000, purchase of computer equipment and software, and the acquisition of certain technology-related assets of another business.

Net cash provided by financing activities was $12.0 million for the six months ended June 30, 2002, compared to $3.3 million of net cash provided by financing activities for the six months ended June 30, 2001. Cash from financing activities during the first six months of 2002 was primarily attributable to our net receipt of $33.0 million in our initial public offering in June 2002 offset by debt repayments of $17.8 million and principal prepayment fees of $3.7 million. Cash from financing activities in 2001 was primarily attributable to the issuance of shares of our common and preferred stock, offset by the repayment of certain indebtedness.

We have a $2.0 million demand line of credit with National City Bank, all of which was drawn as of June 30, 2002. Borrowings under the facility bear interest, which is payable monthly, at the prime rate. We also have entered into a $0.9 million commercial installment note with National City Bank, which is payable monthly and matures on July 1, 2004. Borrowings under the installment note bear interest, which is payable monthly, at the annual rate of 7.62%. As of June 30, 2002, the outstanding principal balance of this note was $0.4 million. The principal balance is payable in monthly installments through July 2004. The installment note contains restrictive covenants, including a limitation on our ability to incur additional indebtedness or grant security interests in our assets, as well as requirements that we satisfy various financial conditions, including minimum tangible net worth and debt service coverage. As of June 30, 2002, we were not in compliance with the debt service coverage covenant of the installment note. We have received a waiver with respect to this default from National City Bank, which expires January 1, 2003. If we violate any of these financial covenants and are unable to obtain a waiver from National City Bank, then National City Bank could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. Obligations under the installment note and line of credit are secured by all of our tangible and intangible personal property.

On May 31, 2002 and June 10, 2002, the Company executed agreements with certain of its debt holders to modify the terms of certain related-party debt, effective upon the completion of the Company's initial public offering. An amendment to the promissory note issued to the former shareholders of M Data, Inc. dated as of May 31, 2002, provided for an increase in the principal amount of the note to $4,200,000 from $4,000,000 in return for a reduction in the annual interest rate to 8.0% from 12.0%. Principal payments are due in 24 equal monthly installments commencing January 2003. Interest is payable monthly and commenced in June 2002. Obligations under the note are secured by all of the intellectual property of our subsidiary, M Data, Inc. and related intellectual property.

An amendment to the credit agreement with Iris Graphics, dated as of June 10, 2002: (i) reduced the annual interest rate to a fixed rate of 4.0%; (ii) provided for the payment of a total of $11,800,000 of the outstanding principal balance of $23,600,000 at March 31, 2002 and all accrued and deferred interest upon the completion of the Company's initial public offering; and (iii) eliminated the financial covenants. In return, the Company paid a $3,700,000 restructuring fee upon completion of the initial public offering. The $11,800,000 remaining principal balance is due in one installment on January 2, 2004. Interest is payable quarterly and commenced in June 2002. The agreement includes restrictive covenants customary for agreements of this type. If we fail to comply with these restrictive covenants, then the lender could declare all outstanding amounts, together with accrued interest, to be immediately due and payable. Obligations under this agreement are secured by substantially all of our assets.

Under an amendment to the loan agreement with the former shareholders of Hagen Systems, dated as of June 10, 2002, the Company was not required to prepay $2,000,000 of the $8,000,000 otherwise due upon an initial public offering and the annual interest rate was reduced to 8.0%, in return for an increase of $350,000 to the remaining principal balance of the loan. The remaining principal amount due under the restructured agreement is $2,350,000, which is due on January 2, 2004. Interest at an annual rate of 8.0% is payable monthly and commenced in June 2002. The agreement includes restrictive covenants customary for agreements of this type. If we fail to comply with these restrictive covenants, then the lender could declare all outstanding amounts, together with accrued interest, to be immediately due and payable. Obligations under this agreement are secured by substantially all of our assets.


We believe that, based on current levels of operations and anticipated growth, our cash from operations, together with cash currently available, will suffice to fund our operations for at least the next 12 months. However, we may need to raise additional funds in order to pay off all of our debt. Poor financial results, unanticipated expenses or unanticipated opportunities that require financial commitments could give rise to additional financing requirements sooner than we expect. However, we may not secure financing when we need it or we may not secure it on acceptable terms. If we do not raise additional funds when we need them, we might have to delay, scale back or eliminate expenditures for expansion of our product plans and other strategic initiatives.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating our business because such factors currently may have a significant impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this form 10-Q and in any other documents we file with the SEC, actual results could differ materially from those projected in any forward-looking statements.

THE SLOWDOWN IN THE ECONOMY HAS AFFECTED THE MARKET FOR INFORMATION TECHNOLOGY SOLUTIONS, INCLUDING DEMAND FOR OUR SOFTWARE PRODUCTS, AND OUR FUTURE FINANCIAL RESULTS MAY DEPEND, IN PART, UPON WHETHER THIS SLOWDOWN CONTINUES.

A downturn in the demand for information technology products among our current and potential customers may result in decreased revenues or a lower growth rate for us. Potential customers may delay or forego the purchase of our products or may demand lower prices in order to purchase our products. A reduction in the demand for our software products or in the average selling price of our products would reduce our operating margins and adversely affect our operating results.


IF OUR SOFTWARE PRODUCTS DO NOT ACHIEVE BROAD MARKET ACCEPTANCE, WE MAY NOT BECOME PROFITABLE AND OUR STOCK PRICE COULD DECLINE.

Most print buyers, printers, and print industry raw material suppliers currently coordinate the design, specification, purchasing, and manufacture of print orders either through a combination of telephone, facsimile, e-mail, and paperwork or through proprietary software solutions. Web-based products are relatively new and rapidly evolving, and these products change the way in which print buyers, printers, and print industry raw material suppliers interact with one another. Widespread commercial acceptance of our Web-based products is important to our future success. If the market for Web-based print management products fails to grow or grows more slowly than we anticipate, then our operating results could be adversely affected. To date, most of our sales have been to printers, and our future growth is dependent upon our ability to increase sales to print buyers. The growth of our business also depends on our ability to enhance and develop our software products and to identify and develop new products that serve the needs of our customers. If our existing and potential customers do not adopt our software products, we may be unable to continue to grow our business and increase our revenues. As a result, we may not become profitable, or maintain profitability, and our stock price could decline.

THE SALES CYCLE FOR MANY OF OUR PRODUCTS IS LONG, WHICH COULD CAUSE OUR REVENUE AND OPERATING RESULTS TO VARY SIGNIFICANTLY AND INCREASE THE RISK OF AN OPERATING LOSS FOR ANY GIVEN FISCAL QUARTER.

A customer's decision to purchase and implement many of our products often involves a significant commitment of its resources and a lengthy product evaluation and qualification process. Approval at a number of management levels within a customer's organization is typical for many of our products. Companies often consider a wide range of issues before committing to purchase our software, including anticipated benefits and cost savings, ease of installation, ability to work with existing computer systems, functionality, and reliability. Many of our potential customers may be addressing these issues for the first time, and the use of our products may represent a significant change in their current print management practices. As a result, we often devote significant time and resources to educate potential customers about the use and benefits of our products. The sales process for most of our products frequently takes several months to complete, which may have an adverse impact on the timing of our revenue, and our operating results could be adversely affected.

COMPETITION IN THE PRINTING INDUSTRY SUPPLY CHAIN FOR SOFTWARE PRODUCTS IS INTENSE, AND WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

Our current and potential competitors include companies that offer software products and services to the printing industry supply chain, and companies that offer software products for enterprise resource planning, supply chain management, and procurement that are not customized for the printing industry. We expect competition to increase in the future. Some of our current or potential competitors have longer operating histories, larger customer bases, greater brand recognition, and significantly greater financial, marketing, and other resources. As a result, these competitors may be able to devote greater resources to the development, promotion, sale, and support of their products. In addition, these companies may adopt aggressive pricing policies and leverage their customer bases to gain market share. Moreover, our current and potential competitors may develop software products that are superior to or achieve greater market acceptance than ours. If we are unable to offer competitive software products and services, then our revenues will decline.


UNPLANNED SYSTEM INTERRUPTIONS, CAPACITY CONSTRAINTS, OR SECURITY BREACHES COULD DISRUPT OUR BUSINESS AND DAMAGE OUR REPUTATION.

We must offer customers of our Web-based products reliable, secure, and continuous service to attract and retain customers and persuade them to increase their reliance on our software products. As the volume of data traffic on our hosted Web sites increases, we must continually upgrade and enhance our technical infrastructure to accommodate the increased demands placed on our systems. Our operations also depend in part on our ability to protect our systems against physical damage from fire, earthquakes, power loss, telecommunications failures, computer viruses, unauthorized user access, physical break-ins, and similar events. Any interruption or increase in response time of our software products could damage our reputation, reduce customer satisfaction, and decrease usage of our services and the purchase of our products. The secure transmission of confidential information over public networks is a fundamental requirement for online communications and transactions. Third parties may attempt to breach our security or that of our customers. Any breach in our online security could make us liable to our customers, damage our reputation, and cause a decline in our revenues. We may need to spend significant resources to license technologies to protect against security breaches or to address problems caused by a security breach.


IF OUR TECHNOLOGIES CONTAIN UNDETECTED ERRORS OR DEFECTS, WHICH INTERRUPT OUR OPERATIONS OR THOSE OF OUR CUSTOMERS, OUR BUSINESS COULD BE HARMED.

Our technologies are highly technical and may contain undetected software code or other errors or suffer unexpected failures. Because of their nature, our client/server-based enterprise resource planning and other products can only be fully tested when deployed in our customers' networks. These errors or failures may disrupt our operations or those of our customers, damage our reputation, and result in loss of, or delay in, market acceptance of our software products. We may discover software errors in new releases of our software products after their introduction. We may experience delays in release, legal action by our customers, lost revenues, and customer frustration during the period required to correct these errors. Any of these problems could adversely affect our operating results.

IF WE FAIL TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR COMPETITIVE POSITION COULD BE HARMED.

We regard our patents, copyrights, service marks, trademarks, trade secrets, and similar intellectual property as critical to our success. We rely on patent, trademark, and copyright law, trade secret protection, and confidentiality and/or license agreements with our employees, customers, and strategic partners to protect our proprietary rights. These precautions may not prevent misappropriation or infringement of our intellectual property. In addition, the status of United States patent protection in the software and Web industries is not well defined and will evolve as the United States Patent and Trademark Office grants additional patents. We do not know if any of our future patent applications will result in a patent being issued within the scope of the claims we seek, if at all, or whether any patents we may receive will be challenged or invalidated. In addition, the laws in foreign countries may not protect our proprietary rights to the same extent as laws in the United States.


WE MAY FACE INTELLECTUAL PROPERTY CLAIMS THAT COULD BE COSTLY TO DEFEND AND COULD PREVENT US FROM SELLING OUR SOFTWARE PRODUCTS.

Third parties may infringe or misappropriate our intellectual property or assert infringement claims against us. In addition, because the contents of patent applications in the United States are not publicly disclosed until the patent is issued, applications may have been filed by others that relate to our software products. From time to time we receive communications from third parties asserting that our products infringe, or may infringe, the intellectual property rights of third parties. Intellectual property litigation is expensive and time consuming and could divert management's attention from our business operations. This litigation could also require us to develop non-infringing technology or enter into royalty or license agreements with third parties. These royalty or license agreements, if required, may not then be available on acceptable terms, if at all. If we cannot develop or license non-infringing technology, then our operating results could be adversely affected.


CREO COULD SUBSTANTIALLY INFLUENCE CORPORATE ACTIONS THAT CONFLICT WITH THE INTERESTS OF OUR PUBLIC STOCKHOLDERS. WE ALSO HAVE COMMERCIAL AGREEMENTS WITH CREO THAT ARE IMPORTANT TO OUR BUSINESS.

Creo Inc. is our largest stockholder, has two representatives on our board of directors, and is a party to several commercial agreements with us. Creo, through its wholly-owned subsidiary, Creo SRL, beneficially owns 3,204,083 shares of our common stock which represents 30.2% of the voting power of our outstanding common stock. In addition, the two members of our board of directors appointed by Creo, Amos Michelson, chairman of our board of directors, and Judi Hess, are employees of Creo. Creo could use its stock ownership or representation on our board of directors to substantially influence corporate actions that conflict with the interests of our public stockholders.

In addition to the loan agreement we have with Iris Graphics, an affiliate of Creo, we have a strategic alliance agreement and a sales channel agreement with Creo. Under the strategic alliance agreement, we agreed with Creo to undertake joint sales and marketing efforts, not to compete with each other's business, and not to solicit the employment of each other's employees. In addition, we granted Creo an exclusive and perpetual right to provide, and a right of first refusal to develop, any content management and workflow products for us. Because we have granted these rights to Creo, we may not be able to obtain terms as favorable as those that might otherwise be available if we were able to negotiate freely with third parties. Under the sales channel agreement, Creo has agreed to provide sales representatives to sell our Web-based products in North America. The strategic alliance agreement does not specify a termination date. The sales channel agreement renews annually if the parties agree upon renewal terms. Creo may terminate the strategic alliance agreement or the sales channel agreement if we breach any provision of the agreements and do not remedy that breach within 30 days. If the agreements were to terminate, we could lose access to Creo's sales force and the other benefits derived from our joint marketing efforts, and Creo would be permitted to compete with us. The termination of these agreements and the resulting loss of these benefits could, among other things, reduce our revenues and significantly harm our business.


OUR ABILITY TO RAISE CAPITAL IN THE FUTURE MAY BE LIMITED. ANY ADDITIONAL FINANCING MAY RESULT IN RESTRICTIONS ON OUR OPERATIONS OR SUBSTANTIAL DILUTION TO OUR STOCKHOLDERS.

We currently anticipate that our current cash and cash equivalents, and cash from operations, will be sufficient for us to meet our anticipated cash needs for working capital, capital expenditure, and debt service requirements for at least the next 12 months. We may, however, need additional financing sooner if we fail to achieve our anticipated revenue levels, need to make unplanned expenditures or change our pricing structure in response to competition, decide to develop products ahead of schedule or decide to acquire complementary products, businesses, or technologies.

WE MAY FAIL TO MEET QUARTERLY FINANCIAL EXPECTATIONS, WHICH MAY CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

Our operating results are difficult to predict and may vary significantly from quarter to quarter in the future. Our historical financial results are not indicative of our future results. Our quarterly operating results may fluctuate as a result of many factors, including, but not limited to:

         -        the size and timing of sales and deployment of our products;

         -        market acceptance of and demand for our products;

         -        variation in capital spending budgets of our customers;

         - the mix of distribution channels through which our products are sold;

         -        the impairment of goodwill related to our past acquisitions;

         -        the costs of integrating acquired companies;

         -        technical difficulties or system outages;

         - the amount and timing of operating costs and capital expenditures relating to expansion of our business;

         - the announcement or introduction of new products or services by our competitors;

         -        changes in our pricing structure or that of our competitors;
                  and

         -        the relatively fixed nature of our operating expenses.


As a result of the above factors, our quarterly operating results may fall below market analysts' expectations in future quarters, which could lead to a decline in the market price of our common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For the six months ended June 30, 2002, revenue from foreign customers approximated 12% of our total revenue. We have not had any material exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. However, in future periods, we expect to increase sales in foreign markets, including Canada and Europe. As our sales are made in U.S. dollars, a strengthening of the U.S. dollar could cause our products to be less attractive in foreign markets. At June 30, 2002, a total of $2.0 million of outstanding debt accrues interest based on the prime rate. Most of our cash equivalents, short-term investments, and capital lease obligations are at fixed interest rates. Therefore, the fair value of these investments is affected by changes in the market interest rates. However, because our investment portfolio is primarily composed of investments in money market funds and high-grade commercial paper with short maturities, we do not believe an immediate 10% change in market interest rates would have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.


PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 17, 2002, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (File No. 333-82646). The Registration Statement covered the sale of 4,212,000 shares of the Company's Common Stock (including an option to purchase 462,000 shares solely to cover over-allotment, if any) at an offering price of $10.00 per share. The managing underwriters in the offering were UBS Warburg LLC, Robertson Stephens, Inc., U.S. Bancorp Piper Jaffray Inc., and McDonald Investments Inc. (the "Underwriters"). On June 21, 2002, the Company sold to the Underwriters 3,750,000 shares of Common Stock for aggregate consideration of $37,500,000, less underwriting discounts and commissions of $2,625,000, and other expenses of $1,925,000 for net proceeds to the Company of

$32,950,000. The other expenses of $1,925,000 were paid to third parties not affiliated with the Company. From the amount of net proceeds $23,200,000 in cash was used to pay outstanding debt, deferred interest, and prepayment fees. Of this amount, $16,900,000 was paid to Iris Graphics Inc., a subsidiary of Creo, Inc., which owns, through its subsidiary Creo SRL, approximately 30.2% of our outstanding common stock.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.


  EXHIBIT
   NUMBER                                  DESCRIPTION
----------  -------------------------------------------------------------------

   3.1 Registrant's Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1(d) to the registrant's Registration Statement on Form S-1, File No. 333-82646 (the "Form S-1")).

   3.2 Registrant's Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(b) to the Form S-1).

   10.1 Amendment No. 1, dated as of June 10, 2002, to the Credit Agreement between the registrant and Iris Graphics Inc. (incorporated by reference to Exhibit 10.12(b) to the Form S-1).

   10.2 Waiver of Compliance, dated May 18, 2002, between the registrant and Iris Graphics Inc. (incorporated by reference to Exhibit 10.39 to the Form S-1).

   10.3 Amendment No. 1, dated as of June 10, 2002, to the Agreement among the registrant, printCafe Systems, Inc., Steven R. Peterson, Patricia J. Peterson, and Richard J. Hagen (incorporated by reference to Exhibit 10.40(b) to the Form S-1).

   10.4 Amendment No. 1, dated as of May 31, 2002, to the Amended and Restated Subordinated Non-Negotiable Promissory Note between printCafe Systems, Inc. and Michael T. Miller and Neil G. Miller (incorporated by reference to Exhibit 10.42(b) to the Form S-1).

   99.1     Certification by Chief Executive Officer and Chief Financial
            Officer.



(b)  Reports on Form 8-K.

None.

                                     * * * *

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PRINTCAFE SOFTWARE, INC.



                                         /s/ Marc D. Olin
                                     ------------------------------------------
                                     Marc D. Olin
                                     President and Chief Executive Officer




                                         /s/ Joseph J. Whang
                                     ------------------------------------------
                                     Joseph J. Whang
                                     Chief Financial Officer and Chief Operating
                                     Officer (Chief Accounting Officer)

Date:   August 14, 2002

                                INDEX TO EXHIBITS



  EXHIBIT
   NUMBER                             DESCRIPTION
-------------     ------------------------------------------------------------
    3.1           Registrant's Amended and Restated Certificate of Incorporation
                  (incorporated by reference to Exhibit 3.1(d) to the registrant's Registration Statement on Form S-1, File No.
                  333-82646 (the "Form S-1")).

    3.2 Registrant's Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2(b) to the Form S-1).

    10.1 Amendment No. 1, dated as of June 10, 2002, to the Credit Agreement between the registrant and Iris Graphics Inc. (incorporated by reference to Exhibit 10.12(b) to the Form S-1).

    10.2 Waiver of Compliance, dated May 18, 2002, between the registrant and Iris Graphics Inc. (incorporated by reference to Exhibit 10.39 to the Form S-1).

    10.3 Amendment No. 1, dated as of June 10, 2002, to the Agreement among the registrant, printCafe Systems, Inc., Steven R. Peterson, Patricia J. Peterson, and Richard J. Hagen (incorporated by reference to Exhibit 10.40(b) to the Form S-1).

    10.4 Amendment No. 1, dated as of May 31, 2002, to the Amended and Restated Subordinated Non-Negotiable Promissory Note between printCafe Systems, Inc. and Michael T. Miller and Neil G. Miller (incorporated by reference to Exhibit 10.42(b) to the Form S-1).

    99.1          Certification by Chief Executive Officer and Chief Financial
                  Officer.