Form 10-Q
period 2002-09-30
PRINTCAFE SOFTWARE INC
filed 2002-11-15
CIK 1108507

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ___________ TO ______________

                         COMMISSION FILE NUMBER 0-49710


                            PRINTCAFE SOFTWARE, INC.
             (Exact Name of Registrant as Specified in Its Charter)




           DELAWARE                                            25-1854929
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)

                   FORTY 24TH STREET
                PITTSBURGH, PENNSYLVANIA                      15222
        (Address of Principal Executive Offices)            (Zip Code)

       Registrant's Telephone Number, Including Area Code: (412) 456-1141


         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of the registrant's common stock, $.0001 par value, outstanding as of the close of business on November 13, 2002 was 10,632,877.

                            PRINTCAFE SOFTWARE, INC.

                                      INDEX





PART I     FINANCIAL INFORMATION                                        PAGE NO.
                                                                        -------

  ITEM 1 - Financial Statements:

           Consolidated Balance Sheets -
            December 31, 2001 and September 30, 2002....................... 1

           Consolidated Statements of Operations -
            Three and nine months ended September 30, 2001 and 2002........ 2

           Consolidated Statements of Cash Flows -
            Nine months ended September 30, 2001 and 2002.................. 3

           Notes to Consolidated Financial Statements...................... 4

  ITEM 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................... 9

  ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk...... 20

  ITEM 4 - Controls and Procedures


PART II    OTHER INFORMATION

  ITEM 2 -  Changes in Securities and Use of Proceeds...................... 20

  ITEM 6 -  Exhibits and Reports on Form 8-K............................... 20

  Signatures............................................................... 21

                            PRINTCAFE SOFTWARE, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                            PRINTCAFE SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                DECEMBER 31, 2001    SEPTEMBER 30, 2002
                                                                                        (unaudited)
                                                                -----------------    ------------------
                           ASSETS
Current assets:
   Cash and cash equivalents ................................       $   8,648           $   9,903
   Accounts receivable, net .................................           7,146              11,622
   Other current assets .....................................           1,897               1,514
                                                                    ---------           ---------
       Total current assets .................................          17,691              23,039
                                                                    ---------           ---------
Property and equipment, net .................................           4,699               3,222
Purchased technology, net ...................................          17,078               6,151
Customer lists, net .........................................          16,725               6,047
Goodwill ....................................................          22,480              22,480
Other intangibles, net ......................................             830                 327
                                                                    ---------           ---------
      Total assets ..........................................       $  79,503           $  61,266
                                                                    =========           =========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit ...........................................       $   2,000           $   2,000
   Accounts payable .........................................           2,492               1,314
   Accrued compensation and related liabilities .............           1,047               1,365
   Accrued and other liabilities ............................           3,416               1,608
   Deferred revenue .........................................           9,109               9,228
   Restructuring reserve ....................................             487                 462
   Current portion of long term debt- related party .........              --               1,575
   Current portion of long-term debt ........................             184                 195
   Current portion of capital lease obligations .............              65                  45
                                                                    ---------           ---------
       Total current liabilities ............................          18,800              17,792
                                                                    ---------           ---------

Long-term debt- related party ...............................          35,323              16,643
Debt discount fees and deferred interest ....................          (2,284)             (4,296)
                                                                    ---------           ---------
Net long-term debt-related party ............................          33,039              12,347
                                                                    ---------           ---------

Long-term debt ..............................................             326                 178
Obligations under capital leases ............................              34                  --
Commitments and contingencies (Note 5) ......................              --                  --
Redeemable preferred stock ..................................         132,675                  --
Stockholders' equity:
   Series A convertible preferred stock .....................              --                  --
   Series A-1 convertible preferred stock ...................               1                  --
   Common stock .............................................              --                   1
   Additional paid-in capital ...............................          76,096             253,752
   Warrants .................................................           8,651               8,674
   Deferred compensation ....................................            (100)             (4,404)
   Accumulated other comprehensive loss:
   Foreign translation adjustment ...........................             (50)                (36)
   Retained deficit .........................................        (187,692)           (225,191)
   Treasury stock ...........................................          (1,808)             (1,808)
   Notes receivable from stockholders .......................            (469)                (39)
                                                                    ---------           ---------
      Total stockholders' (deficit) equity ..................        (105,371)             30,949
                                                                    ---------           ---------
      Total liabilities and stockholders' (deficit) equity...       $  79,503           $  61,266
                                                                    =========           =========



          See accompanying notes to consolidated financial statements.

                            PRINTCAFE SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                                      -------------------------         -------------------------
                                                                        2001             2002             2001             2002
                                                                      --------         --------         --------         --------
Revenue:
   License and subscription ..................................        $  4,654         $  5,024         $ 13,151         $ 16,308
   Maintenance ...............................................           5,279            5,413           15,225           16,176
   Professional services and other ...........................             800              844            2,234            2,718
                                                                      --------         --------         --------         --------
     Total revenue ...........................................          10,733           11,281           30,610           35,202
Cost of revenues:
   License and subscription ..................................             922              874            3,018            2,800
   Maintenance ...............................................           1,507            1,237            4,774            3,842
   Professional services and other ...........................             382              443            1,198            1,316
                                                                      --------         --------         --------         --------
     Total cost of revenues ..................................           2,811            2,554            8,990            7,958
                                                                      --------         --------         --------         --------
Gross profit .................................................           7,922            8,727           21,620           27,244
Operating expenses:
   Sales and marketing (1) ...................................           4,023            4,090           15,265           12,611
   Research and development ..................................           2,793            3,063            9,233            9,189
   General and administrative (1) ............................           1,647            1,556            5,956            4,790
   Depreciation ..............................................             987              721            2,920            2,191
   Amortization ..............................................          12,263            7,374           36,789           22,154
   Stock-based compensation and warrants .....................              95              358            1,091              895
   Restructuring charge ......................................              --              525            2,098              525
                                                                      --------         --------         --------         --------
     Total operating expenses ................................          21,808           17,687           73,352           52,355
                                                                      --------         --------         --------         --------
Loss from operations .........................................         (13,886)          (8,960)         (51,732)         (25,111)
Amortization of debt origination fees ........................              --             (845)              --           (1,263)
Interest expense, net ........................................          (1,799)            (284)          (3,840)          (3,388)
Other.........................................................              --             (196)              --             (393)
                                                                      --------         --------         --------         --------
Net loss before extraordinary item ...........................         (15,685)         (10,285)         (55,572)         (30,155)
Extraordinary item - Write off of debt origination fees ......              --               --               --           (1,143)
                                                                      --------         --------         --------         --------
Net loss .....................................................         (15,685)         (10,285)         (55,572)         (31,298)
                                                                      --------         --------         --------         --------
Accretion of redeemable preferred stock ......................          (4,244)              --          (11,929)          (6,200)
                                                                      --------         --------         --------         --------
Net loss attributable to common stock ........................        $(19,929)        $(10,285)        $(67,501)        $(37,498)
                                                                      ========         ========         ========         ========
Net loss per share, basic and diluted ........................        $(122.32)        $  (0.97)        $(414.45)        $  (9.15)
Weighted average shares used to compute basic and diluted loss
per share.....................................................             163           10,595              163            4,098

(1) Amounts exclude stock-based compensation as follows:
Sales and marketing ..........................................        $     --         $     --         $    971         $     --
General and administrative ...................................              95              358              120              895
                                                                      --------         --------         --------         --------
     Total ...................................................        $     95         $    358         $  1,091         $    895
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

                            PRINTCAFE SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                       ---------------------------
                                                                         2001               2002
                                                                       ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ......................................................        $ (55,572)        $ (31,298)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ..............................           40,709            24,345
   Provision for doubtful accounts ............................              181                (4)
   Write-down of stockholder note principal ...................               --               392
   Issuance of warrants .......................................            1,600                23
   Stock-based compensation ...................................               36               872
   Interest on note receivable from stockholders ..............              (44)              (18)
   Interest accretion on related party debt discount ..........               --             2,446
Changes in assets and liabilities:
   Accounts receivable ........................................             (661)           (4,472)
   Other assets ...............................................              (17)              398
   Accounts payable ...........................................           (3,637)           (1,178)
   Accrued liabilities ........................................             (964)           (1,490)
   Restructuring reserve ......................................              194               (25)
   Deferred revenue ...........................................            1,786               119
                                                                       ---------         ---------
     Net cash used in operating activities ....................          (16,389)           (9,890)

CASH FLOWS FROM INVESTING ACTIVITIES:
Intellectual property acquisition costs .......................             (895)               --
Purchases of property, plant and equipment ....................             (824)             (761)
                                                                       ---------         ---------
     Net cash used in investing activities ....................           (1,719)             (761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt -  related  party ..................           (2,495)          (17,800)
Principal payments on debt ....................................             (114)             (113)
Principal payments on capital lease obligations ...............             (234)              (54)
Net proceeds from debt - related  party .......................              729                --
Net proceeds from initial public offering .....................               --            32,950
Issuance of redeemable preferred stock ........................            6,367               755
Issuance of note receivable to management .....................             (664)               --
Proceeds from note receivable repayment by stockholder ........              404                56
Debt origination costs ........................................               --              (188)
Payment of debt restructuring fee to related party ............               --            (3,700)
Exercise of stock options .....................................               12                --
                                                                       ---------         ---------
     Net cash provided by financing activities ................            4,005            11,906
                                                                       ---------         ---------

Increase (decrease) in cash and cash equivalents ..............          (14,103)            1,255
Cash and cash equivalents - beginning of period ...............           15,206             8,648
                                                                       ---------         ---------
Cash and cash equivalents - end of period .....................        $   1,103         $   9,903
                                                                       =========         =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Deferred compensation ....................................        $      --         $   5,176
     Accretion of preferred stock .............................           11,929             6,201
     Conversion of preferred stock to common stock upon initial
       public offering.........................................               --           139,529


          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Printcafe Software, Inc. (the Company) provides software solutions designed specifically for the printing industry supply chain. The Company's procurement applications, which are designed for print buyers, integrate with its software solutions designed for printers, and facilitate collaboration between printers and print buyers over the Web. The Company's enterprise resource planning and collaborative supply chain software solutions are designed to enable printers and print buyers to lower costs and improve productivity and enable printers to increase revenues.

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

INTERIM BASIS OF PRESENTATION
The Company's financial statements include the accounts of the Company and its wholly-owned subsidiaries after the elimination of all significant intercompany balances and transactions.

The accompanying consolidated financial statements as of September 30, 2002, and for the three and nine-month periods ended September 30, 2001 and 2002, respectively, are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring accruals necessary to state fairly the Company's financial position as of September 30, 2002, and the results of operations and cash flows for the three and nine month periods ended September 30, 2001 and 2002, respectively. These consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements and related notes included in its prospectus, as filed with the Securities and Exchange Commission on June 18, 2002. The results for interim periods are not necessarily indicative of the expected results for any other interim period or the year ending December 31, 2002.

REVENUE RECOGNITION
The Company's revenue recognition policy is governed by Statement of Position
(SOP) 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants (AICPA). The Company derives its revenues from licenses and subscriptions for its products as well as from the provision of related services, including installation and training, consulting, customer support, and maintenance contracts. Revenues are recognized only if persuasive evidence of an agreement exists, delivery has occurred, all significant vendor obligations are satisfied, the fee is fixed, determinable and collectible, and there is vendor-specific objective evidence (VSOE) to support the allocation of the total fee to a multi-element arrangement. The Company does not have VSOE for the license component or the fixed price installation component and these have historically been sold bundled together with post-contract support. Therefore, the Company follows the residual method as outlined in SOP 98-9 "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions" under which revenue is allocated to the undelivered elements and the residual amounts of revenue are allocated to the delivered elements. Many of the Company's agreements include warranty provisions. Historically, these provisions have not had a significant impact on the Company's revenue recognition. In those instances where customer acceptance may be in question, all revenue relating to that arrangement is deferred until the warranty period has expired. Additional revenue recognition criteria by revenue type are listed below.

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

Professional Services and Other Revenue
Professional services and other revenue is derived from variable fees for installation, training, and consulting. Revenue for professional services such as installation and training, system integration projects, and consulting is primarily recognized as the services are performed. If these services are part of a multi-element contract under which VSOE cannot be obtained for certain elements, the revenue may be deferred either until acceptance of any related software or over the license period.

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

Goodwill and Other Intangibles
In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 prescribes that goodwill and other intangibles that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. Intangible assets that have definite lives will continue to be amortized over their estimated useful lives. SFAS 142 provides specific guidance for the testing of goodwill for impairment at least annually. Initial impairment losses arising upon adoption of SFAS 142 are to be reported as resulting from a change in accounting principle. The Company adopted SFAS 142 on January 1, 2002. See Note 3 for disclosure of the effects of adopting SFAS 142.

Debt Extinguishment Costs

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements
No. 4, 44 and 62, Amendment of FASB Statement No. 13 and Technical Corrections (SFAS 145). SFAS 145, which becomes effective for financial statements issued for fiscal years beginning after May 15, 2002, requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS 4 unless the extinguishment qualifies as an extraordinary item under the provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations---Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Upon adoption of SFAS 145, the Company expects to reclassify the extraordinary loss of $1.1 million recognized in the second quarter of 2002.

Exit and Disposal Activities
In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146, which becomes effective for exit or disposal activities that are initiated after December 31, 2002, addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred, rather than at the date of an entity's commitment to an exit plan. The Company does not believe that SFAS 146 will have a material impact on its financial position and results of operations.

2.  NET LOSS PER SHARE

Basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period. Potential common shares issuable upon conversion of convertible preferred stock and exercise of stock options and warrants are excluded from historical diluted net loss per share because they would be antidilutive. At September 30, 2001 and 2002, 5,620,604 and 1,495,621 potential common shares, respectively, are excluded from the determination of diluted net loss per share, as the effect of such shares is antidilutive.

                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                           -----------------------       -----------------------
                                             2001           2002           2001           2002
                                           --------       --------       --------       --------
                                                  (in thousands, except per share data)
Numerator:
     Net loss .......................      $(15,685)      $(10,285)      $(55,572)      $(31,298)
     Preferred stock accretion ......        (4,244)            --        (11,929)        (6,200)
                                           --------       --------       --------       --------
Net loss attributable to common stock       (19,929)       (10,285)       (67,501)       (37,498)

Denominator:
Weighted average shares .............           163         10,595            163          4,098

Basic and diluted net loss per share       $(122.32)      $  (0.97)      $(414.45)      $  (9.15)

3.  GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets and purchased technology are related mainly to the business acquisitions consummated in early 2000. Amortization is recorded on a straight-line basis over the estimated useful lives (generally three years) of the remaining assets and consists of the following at December 31, 2001 and September 30, 2002 (in thousands):

                                                  DECEMBER 31,       SEPTEMBER 30,
                                                      2001                2002
                                                  ------------       -------------
Customer list ..............................       $  42,713           $  42,713
Purchased technology .......................          43,708              43,708
Patent .....................................           2,047               2,058
Goodwill ...................................          58,730              58,730
                                                   ---------           ---------
                                                     147,198             147,209
Less: accumulated amortization .............         (90,085)           (112,204)
                                                   ---------           ---------
Goodwill and other intangible assets, net...       $  57,113           $  35,005
                                                   =========           =========


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

                                                               THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                        SEPTEMBER 30,
                                                           -----------------------------         -----------------------------
                                                              2001               2002               2001               2002
                                                           ----------         ----------         ----------         ----------
Net loss:
     Reported net loss attributable to common stock...     $  (19,929)        $  (10,285)        $  (67,501)        $  (37,498)
     Goodwill amortization ...........................          4,894                 --             14,682                 --
                                                           ----------         ----------         ----------         ----------
          Adjusted net loss ..........................        (15,035)           (10,285)           (52,819)           (37,498)

Basic and diluted loss per share:
     Reported net loss per share .....................     $  (122.32)        $    (0.97)        $  (414.45)        $    (9.15)
     Goodwill amortization ...........................          30.59                 --              90.13                 --
                                                           ----------         ----------         ----------         ----------
Adjusted basic and diluted net loss per share ........     $   (91.73)        $    (0.97)        $  (324.32)        $    (9.15)


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

Restructuring and Lease Abandonment Costs

In August 2002, the Company announced a restructuring effecting an organizational realignment of its product management and customer service and support operations. This resulted in a restructuring charge of $525,000 in the quarter ended September 30, 2002. This charge consisted primarily of severance and benefits, including involuntary termination and COBRA benefits, outplacement costs, and payroll taxes for the approximately 40 employees impacted by this restructuring. During the quarter ended September 30, 2002, the Company paid approximately $220,000 of these severance and benefits costs. The Company expects that substantially all remaining expenditures relating to this restructuring will be disbursed prior to December 31, 2002.

In May 2001, the Company announced a restructuring that primarily related to the consolidation of certain client support operations into existing facilities, resulting in a restructuring charge of $2,098,000. The plan included terminations of 45 employees and the reduction of leased office space. As of September 30, 2002, approximately $155,000 remained in the reserve related to lease obligations. All remaining cash expenditures relating to these lease obligations will have been made by March 31, 2003.


6. COMPREHENSIVE LOSS

The components of our comprehensive loss for each period presented are as follows (in thousands):

                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                            ---------------------------      --------------------------
                                               2001             2002            2001             2002
                                            ----------       ----------      ----------       ---------
Net loss..................................  $ (15,685)       $ (10,285)      $ (55,572)       $ (31,298)
Foreign currency translation adjustments..          2                8             (17)              14
                                            ----------       ----------      ----------       ---------
     Comprehensive loss...................  $ (15,683)       $ (10,277)      $ (55,589)       $ (31,284)
                                            ==========       ==========      ==========       =========

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

As of September 30, 2002, the Company had a total of $4.3 million of unamortized deferred interest and debt discount fees, which are reflected within the long-term debt related-party section of the Company's balance sheet.

8. NON-CASH DEFERRED STOCK-BASED COMPENSATION

In February 2002, the Company's board of directors adopted the 2002 Key Executive Stock Incentive Plan. The Company reserved 766,520 shares of common stock for grants under the plan. As of September 30, 2002, the Company had granted options to purchase 766,520 shares of common stock with an exercise price of $4.21 per share. These option grants resulted in $288,000 and $769,000 in non-cash stock compensation for the three and nine month periods ended September 30, 2002, respectively.

In March 2002, the Company's board of directors adopted the 2002 Stock Incentive Plan. The Company has reserved 765,765 shares of common stock for grants under the plan. In April 2002, the Company granted options to purchase 381,603 shares of common stock, with an exercise price of $15.54 per share, to certain employees. In June 2002, the Company granted an additional 92,910 options to purchase common stock at an exercise price of $2.00 per share. This option grant resulted in $46,000 and $82,000 in non-cash stock compensation for the three and nine month periods ended September 30, 2002, respectively. The remainder of the stock-based compensation recognized in the nine months ended September 30, 2002 relates to options granted in 2000.

Also in March 2002, the Company's board of directors approved the 2002 Employee Stock Purchase Plan which became effective upon completion of the Company's initial public offering. The Company has reserved 337,837 shares of common stock for issuance under the plan.

9. SUBSEQUENT EVENT

On October 31, 2002, the Company purchased substantially all the assets and intellectual property of printChannel, Inc. The Company did not assume any liabilities or obligations of printChannel except in connection with certain customer contracts.

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

OVERVIEW

GENERAL
The Company has focused on developing software solutions designed specifically for the printing industry supply chain since our inception in 1987. In February 2000, Prograph Systems, our predecessor company, changed its name to printCafe, Inc., and we launched our Web-based products to complement our enterprise resource planning software. From February through April 2000, we acquired five complementary businesses for an aggregate purchase price of $137.3 million. We have also committed significant resources to develop, integrate, and market our products, expand our management team, and hire additional personnel. We incurred a net loss of $70.0 million for the year ended December 31, 2001 and $31.3 million in the first nine months of 2002 and had an accumulated deficit of $225.2 million as of September 30, 2002.

The acquisitions which we completed in early 2000 generated goodwill of $57.7 million, of which $22.5 million remained unamortized as of September 30, 2002, and other intangible assets of $86.4 million, of which $12.5 million remained unamortized as of September 30, 2002. In accordance with SFAS No. 142, we have performed the first of the required impairment tests of goodwill and indefinite-lived assets as of January 1, 2002, and have determined that no impairment loss is required to be recognized. The other intangible assets are being amortized over a three-year period. We will further assess impairment as of December 31, 2002. Any future write-off of goodwill or other intangible assets as a non-cash charge could be significant and would likely harm our operating results. In addition, any future impairment loss recognition may adversely affect our ability to comply with the financial covenants in our installment note with National City Bank. As of September 30, 2002, the outstanding principal balance of this note was $0.4 million.

The Company acquired substantially all the assets and intellectual property of printChannel, Inc. in October 2002. The Company does not anticipate that the transaction will have a material impact on its fourth quarter financial results.

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

For the three and nine month periods ended September 30, 2002 revenues from foreign customers approximated 20% and 15%, respectively, of our total revenues.

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

REVENUE RECOGNITION
We recognize revenue on our software products in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, which provides for recognition of revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations remain on our part with regard to implementation, the fee is fixed and determinable, and collectibility is probable. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of each element. Revenue recognized from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as maintenance and professional services, based on the relative fair value of each element. Our determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management for an element not yet sold separately. We have VSOE for maintenance services and professional services.

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

CONTINGENCIES
We are involved in disputes and litigation in the normal course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in insurance coverage or our approach, such as a change in settlement strategy.

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

For the three and nine month periods ended September 30, 2002 we recorded $0.4 million and $0.9 million, respectively, of stock-based compensation expense.

WARRANTS
We account for equity instruments issued to nonemployees and pursuant to strategic alliance agreements in accordance with the provisions of SFAS 123, Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services, and Emerging Issues Task Force No. 01-9, Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor's Product. Warrant expense represents charges associated with the issuance of warrants to purchase our common stock. To the extent that we derive revenue from agreements entered into in connection with the issuance of warrants, we offset this revenue by the expense associated with these warrants. Any amount of expense that exceeds revenue is recorded in sales and marketing, general and administrative, or interest expense, based upon the nature of the agreement. The amount of expense is equal to the fair value of vested warrants determined using Black-Scholes pricing models. The following table sets forth the amount of expense and reduction to revenue associated with the issuance of these warrants for the nine months ended September 30, 2001 and 2002, respectively (in thousands):

                                                         Nine months ended
                                                            September 30,
                                                         2001          2002
                                                        -----         -----
Reduction in revenue...............................     $  --         $  --
Increase in sales and marketing....................       971            --
Increase in general and administrative.............        --            23
Increase in interest expense.......................        --            --


As of September 30, 2002, we had unvested warrants to purchase 50,659 shares of common stock, which have exercise prices ranging from $266.40 to $999.00 and vest upon attainment of performance criteria. Upon the vesting of warrants to purchase 19,878 of these shares of common stock, we will record warrant expense based upon fair value for each warrant, and upon the vesting of warrants to purchase 30,781 of these shares of common stock, we will reduce revenue generated from the warrant holder during the period when vesting occurs. We cannot predict the timing or amount of this reduction in revenue and increase in expense because the amount is calculated using the fair market value at the time of vesting.

INCOME TAXES
Deferred income taxes are recognized for all temporary differences between tax and financial bases of our assets and liabilities, using the tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. As of September 30, 2002, we had significant net operating loss carryforwards available to offset future taxable income. The net operating loss carryforwards will expire beginning 2015 through 2021. Federal and state tax rules impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. Utilization of our carryforwards is limited because of past ownership changes. In the event that we have a future change in ownership, utilization of these carryforwards could be further limited.

We have established a 100% valuation allowance against deferred tax assets due to the uncertainty that future tax benefits can be realized from our net operating loss carryforwards and other deferred tax assets.

RESTRUCTURING

In August 2002, the Company announced a restructuring effecting an organizational realignment of the product management and customer service and support operations. This resulted in a restructuring charge of $525,000 in the quarter ended September 30, 2002. This charge consisted primarily of severance and benefits including involuntary termination and COBRA benefits, outplacement costs, and payroll taxes for the approximately 40 employees impacted by this restructuring. During the quarter ended September 30, 2002, the Company paid approximately $220,000 of these severance and benefits costs. The Company expects that substantially all remaining expenditures relating to this restructuring will be disbursed prior to December 31, 2002.

In May 2001, the Company announced a restructuring that primarily related to the consolidation of certain client support operations into existing facilities, resulting in a restructuring charge of $2,098,000. The plan included terminations of 45 employees and the reduction of leased office space. As of September 30, 2002, approximately $155,000 remained in the reserve related to lease obligations. All remaining cash expenditures relating to these lease obligations will have been made by March 31, 2003.

These restructuring plans focused on reducing our cost structure and improving the efficiency of our operations to respond to changing market conditions and to realize the anticipated benefits of the acquisitions made in early 2000. We believe that these actions will not adversely impact our operations in the future because we have undertaken initiatives to manage and monitor our client and employee relations during the execution of these plans and subsequent to their completion.

RESULTS OF OPERATIONS

The following table sets forth statements of operations data for the periods indicated. The data has been derived from the unaudited consolidated financial statements contained in this Form 10-Q which, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in our financial statements for the fiscal year ended December 31, 2001 filed on June 18, 2002 with the Securities and Exchange Commission as part of our prospectus.

                                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                        SEPTEMBER 30,              SEPTEMBER 30,
                                                                   ----------------------      ----------------------
                                                                     2001          2002          2001          2002
                                                                   --------      --------      --------      --------
Revenue:
   License and subscription ..................................     $  4,654      $  5,024      $ 13,151      $ 16,308
   Maintenance ...............................................       5,2795         5,413        15,225        16,176
   Professional services and other ...........................          800           844         2,234         2,718
                                                                   --------      --------      --------      --------
     Total revenue ...........................................       10,733        11,281        30,610        35,202
Cost of revenues:
   License and subscription ..................................          922           874         3,018         2,800
   Maintenance ...............................................        1,507         1,237         4,774         3,842
   Professional services and other ...........................          382           443         1,198         1,316
                                                                   --------      --------      --------      --------
     Total cost of revenues ..................................        2,811         2,554         8,990         7,958
                                                                   --------      --------      --------      --------
Gross profit .................................................        7,922         8,727        21,620        27,244
Operating expenses:
   Sales and marketing (1) ...................................        4,023         4,090        15,265        12,611
   Research and development ..................................        2,793         3,063         9,233         9,189
   General and administrative (1) ............................        1,647         1,556         5,956         4,790
   Depreciation ..............................................          987           721         2,920         2,191
   Amortization ..............................................       12,263         7,374        36,789        22,154
   Stock-based compensation and warrants .....................           95           358         1,091           895
   Restructuring charge ......................................           --           525         2,098           525
                                                                   --------      --------      --------      --------
     Total operating expenses ................................       21,808        17,687        73,352        52,355
                                                                   --------      --------      --------      --------
Loss from operations .........................................      (13,886)       (8,960)      (51,732)      (25,111)
Amortization of debt origination fees ........................           --          (845)           --        (1,263)
Interest and other expense, net ..............................       (1,799)         (284)       (3,840)       (3,388)
Other ........................................................           --          (196)           --          (393)
                                                                   --------      --------      --------      --------
Net loss before extraordinary item ...........................      (15,685)      (10,285)      (55,572)      (30,155)
Extraordinary item - Write off of debt origination fees ......           --            --            --        (1,143)
                                                                   --------      --------      --------      --------
Net loss .....................................................      (15,685)      (10,285)      (55,572)      (31,298)
                                                                   --------      --------      --------      --------
Accretion of redeemable preferred stock ......................       (4,244)           --       (11,929)       (6,200)
                                                                   --------      --------      --------      --------
Net loss attributable to common stock ........................     $(19,929)     $(10,285)     $(67,501)     $(37,498)
                                                                   ========      ========      ========      ========
Net loss per share, basic and diluted ........................     $(122.32)     $  (0.97)     $(414.45)     $  (9.15)
Weighted average shares used to compute basic and diluted loss
per share.....................................................          163        10,595           163         4,098

(1) Amounts exclude stock-based compensation as follows:
Sales and marketing ..........................................     $     --      $     --      $    971      $     --
General and administrative ...................................           95           358           120           895
                                                                   --------      --------      --------      --------
     Total ...................................................     $     95      $    358      $  1,091      $    895
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

                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            SEPTEMBER 30,                SEPTEMBER 30,
                                                      -----------------------        ----------------------
                                                        2001           2002            2001         2002
                                                      --------       --------        --------      --------
EBITDA, net of other charges ...................      $   (541)      $     18       $ (8,834)      $    654
Net cash used in operating activities ..........        (3,875)        (1,546)        (4,388)        (9,890)
Net cash used in investing activities ..........          (323)          (121)        (1,718)          (761)
Net cash provided (used) by financing
  activities ...................................           667            (59)         4,005         11,906


COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002

REVENUE

License and subscription
License and subscription revenue for the three months ended September 30, 2002 was $5.0 million, an 8.0% increase from license and subscription revenue of $4.7 million for the quarter ended September 30, 2001. License and subscription revenue for the nine months ended September 30, 2002 was $16.3 million, a 24.0% increase from license and subscription revenue of $13.2 million for the nine months ended September 30, 2001. The increases in license and subscription revenue were primarily due to an increased number of sales of licenses for our enterprise resource planning products as well as an increase in subscription and transaction fees generated by our Web-based products. The increase in revenue from our Web-based products has largely resulted from sales and marketing initiatives focused upon increasing sales for these products.

Maintenance
Maintenance revenue for the three months ended September 30, 2002 was $5.4 million, a 2.5% increase from maintenance revenue of $5.3 million for the quarter ended September 30, 2001. Maintenance revenue for the nine months ended September 30, 2002 was $16.2 million, a 6.2% increase from maintenance revenue of $15.3 million for the nine months ended September 30, 2001. These increases in maintenance revenue were primarily due to the increased number of license sales of our enterprise resource planning products which, in turn, resulted in an increase in the number of our customers paying maintenance fees.

Professional services and other
Professional services and other revenue for the three months ended September 30, 2002 was $0.8 million, which is consistent with professional services and other revenue for the quarter ended September 30, 2001. Professional services and other revenue for the nine months ended September 30, 2002 was $2.7 million, a 21.7% increase from professional services and other revenue of $2.2 million for the nine months ended September 30, 2001. This increase in professional services and other revenue during the nine months ended September 30, 2002 was primarily due to the increased sales of licenses for our enterprise resource planning products, which resulted in an increase in customer implementations and training fees.

TOTAL COST OF REVENUE
Cost of revenue includes direct labor and other direct costs relating to the delivery of our products and services. The cost of license and subscription revenue is primarily related to third party licenses that we resell with licenses and subscriptions of our products, as well as any hosting and communication costs. Cost of revenue for the quarter ended September 30, 2002 was $2.6 million, a 9.1% decrease from cost of revenue of $2.8 million for the quarter ended September 30, 2001. Cost of revenue for the nine months ended September 30, 2002 was $8.0 million, an 11.5% decrease from cost of revenue of $9.0 million for the nine months ended September 30, 2001.

These decreases were the result of a reduction in the number of employees in our client and professional services areas along with lower third-party license costs due to the renegotiation of certain of our vendor agreements.

Cost of revenue as a percentage of revenue decreased from 26.2% and 29.4% for the three and nine months ended September 30, 2001, respectively, to 22.6% for the three and nine months ended September 30, 2002. This decrease is attributable to an increase in higher margin revenue and the aforementioned reduction in costs.

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

Sales and marketing
Sales and marketing expenses consist primarily of costs related to sales and marketing, employee compensation, travel, public relations, trade shows, and advertising. Sales and marketing expenses for the quarter ended September 30, 2002 were $4.1 million, a slight increase from sales and marketing expenses of $4.0 million for the quarter ended September 30, 2001. Sales and marketing expenses for the nine months ended September 30, 2002 were $12.6 million, a 17.4% decrease from sales and marketing expenses of $15.3 million for the nine months ended September 30, 2001. Sales and marketing expenses as a percentage of revenue (i) decreased from 37.5% for the three months ended September 30, 2001 to 36.3% for the three months ended September 30, 2002, and (ii) decreased from 49.9% for the nine months ended September 30, 2001 to 35.8% for the nine months ended September 30, 2002. The decrease in sales and marketing expenditures as a percentage of revenue for the respective periods was primarily due to a reduction in the number of sales and marketing employees in addition to reductions in travel, advertising, promotion, public relations, and general marketing expenses.

Research and development
Research and development expenses consist primarily of expenses related to the development and upgrade of our existing proprietary software and expenses related to research and development for new product offerings. These expenses primarily consist of employee compensation for research and development. Research and development expenses for the quarter ended September 30, 2002 were $3.1 million, a 9.7% increase from research and development expenses of $2.8 million for the quarter ended September 30, 2001. Research and development expenses for the nine months ended September 30, 2002 and 2001 were $9.2 million. Research and development expenses as a percentage of revenue increased from 26.0% for the three months ended September 30, 2001 to 27.2% for the three months ended September 30, 2002. However, research and development expenses as a percentage of revenue decreased from 30.2% for the nine months ended September 30, 2001 to 26.1% for the nine months ended September 30, 2002, primarily as a result of increased revenue.

General and administrative
General and administrative expenses consist primarily of compensation for executive and administrative personnel, travel expenses, professional advisory fees, and general overhead expenses, including costs associated with being a public entity, that are not allocated to cost of revenue, research and development, or sales and marketing. General and administrative expenses for the quarter ended September 30, 2002 were $1.6 million, a decrease of 5.5% from general and administrative expenses of $1.7 million for the quarter ended September 30, 2001. General and administrative expenses for the nine months ended September 30, 2002 were $4.8 million, a decrease of 19.6% from general and administrative expenses of $6.0 million for the nine months ended September 30, 2001. General and administrative expenses as a percentage of revenue decreased from 15.3% and 19.5% for the three and nine months ended September 30, 2001, respectively, to 13.8% and 13.6% for the three and nine months ended September 30, 2002. These decreases were primarily due to a reduction in general and administrative employees in addition to an increase in revenue during the nine months ended September 30, 2002.

Depreciation
Depreciation expense consists primarily of the depreciation of equipment, furniture, fixtures, and leasehold improvements. Depreciation expense for the quarter ended September 30, 2002 was $0.7 million, a decrease of 27.0% from depreciation expense of $1.0 million for the quarter ended September 30, 2001. Depreciation expense for the nine months ended September 30, 2002 was $2.2 million, a decrease of 25.0% from depreciation expense of $2.9 million for the nine months ended September 30, 2001. These decreases are primarily attributable to certain computer equipment becoming fully depreciated and new equipment being purchased at a slower rate compared to prior periods.

Amortization
Amortization expense consists of the amortization of intangible assets such as goodwill (in 2001 only), purchased technology, customer lists, and patents. Amortization expense for the quarter ended September 30, 2002 was $7.4 million, a decrease of 39.9% from amortization expense of $12.3 million for the quarter ended September 30, 2001. Amortization expense for the nine months ended September 30, 2002 was $22.2 million, a decrease of 39.8% from amortization expense of $36.8 million for the nine months ended September 30, 2001. These decreases were due to the adoption of SFAS 142 effective January 1, 2002. Under these guidelines, goodwill is no longer amortized but is subject to annual impairment tests. The Company performed the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002, and determined that no impairment loss was required to be recognized.

Stock-based compensation and warrants
Stock-based compensation and warrant expense relates to grants of employee stock options and issuances of stock with exercise prices lower than the fair value of the underlying shares at the time of grant or issuance, issuance of stock to employees as compensation and the issuance of options and warrants to third parties for services rendered. Stock-based compensation and warrants expense for the quarter ended September 30, 2002 was $0.4 million, an increase from $0.1 million for the quarter ended September 30, 2001. Stock-based compensation and warrants expense for the nine months ended September 30, 2002 was $0.9 million, a decrease from stock-based compensation of $1.1 million for the nine months ended September 30, 2001. This decrease is primarily attributable to warrant expense recognized during the first quarter of 2001 partially offset by the stock-based compensation expense recognized in 2002 related to the stock options granted in 2002.

INTEREST EXPENSE, NET
Interest expense, net consists primarily of interest expense related to our borrowings, offset by interest income received from the investment of proceeds from our financing activities. Interest expense for the quarter ended September 30, 2002 was $1.3 million, a decrease of 26.3% from other expense of $1.8 million for the quarter ended September 30, 2001. This decrease is a result of the Company having a lower average outstanding indebtedness and a lower weighted interest rate during the quarter ended September 30, 2002 compared to the prior year.

Interest expense for the nine months ended September 30, 2002 was $5.0 million, an increase of 31.4% from other expense of $3.8 million for the nine months ended September 30, 2001. The increase is primarily due to a higher weighted average interest rate on outstanding indebtedness during the first two quarters of 2002 as compared to the same periods of 2001, in addition to higher amortization expense recognized in relation to debt origination fees on related party debt in 2002 compared to 2001. Amortization expense related to debt origination fees will be approximately $1.3 million per quarter through December 31, 2003.

OTHER EXPENSE

Other expense for the three months and nine months ended September 30, 2002 primarily relates to a fair value adjustment to notes receivable from certain stockholders.

INCOME TAXES
During the three and nine months ended September 30, 2001 and 2002, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefits. At September 30, 2002, we had significant accumulated net operating loss carryforwards for federal and state tax purposes. The federal tax carryforwards expire in various years beginning in 2015 through 2021. Utilization of certain net operating loss carryforwards is subject to certain limitations. Events which cause limitations on the amount of net operating losses that we may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, we had $9.9 million in cash and cash equivalents, an increase of approximately $1.3 million from December 31, 2001. This increase was primarily attributable to our receipt of $33.0 million in net proceeds from our initial public offering in September 2002 offset by debt repayments of $17.8 million, principal prepayment fees of $3.7 million and cash used by operations during the period.

Net cash used by operating activities totaled $9.9 million for the nine months ended September 30, 2002, compared to $16.4 million of net cash used by operating activities for the nine months ended September 30, 2001. Net cash used in operating activities for the nine months ended September 30, 2002 is primarily attributable to the net loss for the period (less non-cash expenses) in addition to an increase in accounts receivable as well as decreases in accounts payable and accrued liabilities.

Net cash used by investing activities totaled $0.8 million for the nine months ended September 30, 2002, compared to $1.7 million of net cash used by investing activities for the nine months ended September 30, 2001. Cash used by investing activities during the first nine months of 2002 was primarily the result of the purchase of computer equipment and software licenses associated with the implementation of a new customer relationship management system. Cash used by investing activities in 2001 included payment for the license of a patent in 2000, purchase of computer equipment and software, and the acquisition of certain technology-related assets of another business.

Net cash provided by financing activities was $11.9 million for the nine months ended September 30, 2002, compared to $4.0 million of net cash provided by financing activities for the nine months ended September 30, 2001. Cash from financing activities during the first nine months of 2002 was primarily attributable to our receipt of $33.0 million in net proceeds from our initial public offering in June 2002 offset, in part, by debt repayments of $17.8 million and principal prepayment fees of $3.7 million. Cash from financing activities in 2001 was primarily attributable to the issuance of shares of our common and preferred stock, offset, in part, by the repayment of certain indebtedness.

We have a $2.0 million demand line of credit with National City Bank, all of which was drawn as of September 30, 2002. Borrowings under the facility bear interest, which is payable monthly, at the prime rate. We also have entered into a $0.9 million commercial installment note with National City Bank, which is payable monthly and matures on July 1, 2004. Borrowings under the installment note bear interest, which is payable monthly, at the annual rate of 7.62%. As of September 30, 2002, the outstanding principal balance of this note was $0.4 million. The installment note contains restrictive covenants, including a limitation on our ability to incur additional indebtedness or grant security interests in our assets, as well as requirements that we satisfy various financial conditions, including minimum tangible net worth and debt service coverage. As of September 30, 2002, we were not in compliance with the debt service coverage covenant of the installment note. We have received a waiver with respect to this default from National City Bank, which expires January 1, 2003. If we violate any of these financial covenants and are unable to obtain a waiver from National City Bank, then National City Bank could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. Obligations under the installment note and line of credit are secured by all of our tangible and intangible personal property.

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

We believe that, based on current levels of operations and anticipated growth, our cash from operations, together with cash currently available, will suffice to fund our operations for the next 12 months. Poor financial results, unanticipated expenses or unanticipated opportunities that require financial commitments could give rise to additional financing requirements sooner than we expect. We will need to refinance our debt due in January 2004 or raise additional funds to repay it. However, we may not secure financing when we need it or we may not secure it on acceptable terms. If we do not raise additional funds when we need them, we might have to delay, scale back or eliminate expenditures for expansion of our product plans and other strategic initiatives.

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

We currently anticipate that our current cash and cash equivalents, and cash from operations, will be sufficient for us to meet our anticipated cash needs for working capital, capital expenditure, and debt service requirements for the next 12 months. We will need to refinance our debt which is due in January 2004 or raise additional funds to repay it. In addition, we may need additional financing sooner if we fail to achieve our anticipated revenue levels, need to make unplanned expenditures or change our pricing structure in response to competition, decide to develop products ahead of schedule or decide to acquire complementary products, businesses, or technologies.


WE MAY FAIL TO MEET QUARTERLY FINANCIAL EXPECTATIONS, WHICH MAY CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

Our operating results are difficult to predict and may vary significantly from quarter to quarter in the future. Our historical financial results are not indicative of our future results. Our quarterly operating results may fluctuate as a result of many factors, including, but not limited to:

     o    the size and timing of sales and deployment of our products;

     o    market acceptance of and demand for our products;

     o    variation in capital spending budgets of our customers;

     o    the mix of distribution channels through which our products are sold;

     o    the impairment of goodwill related to our past acquisitions;

     o    the costs of integrating acquired companies;

     o    technical difficulties or system outages;

     o the amount and timing of operating costs and capital expenditures relating to expansion of our business;

     o the announcement or introduction of new products or services by our competitors;

     o    changes in our pricing structure or that of our competitors; and

     o    the relatively fixed nature of our operating expenses.


As a result of the above factors, our quarterly operating results may fall below market analysts' expectations in future quarters, which could lead to a decline in the market price of our common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For the nine months ended September 30, 2002, revenue from foreign customers approximated 15% of our total revenue. We have not had any material exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. However, in future periods, we expect to increase sales in foreign markets, including Canada and Europe. As our sales are made in U.S. dollars, a strengthening of the U.S. dollar could cause our products to be less attractive in foreign markets. At September 30, 2002, a total of $2.0 million of outstanding debt accrues interest based on the prime rate. Most of our cash equivalents, short-term investments, and capital lease obligations are at fixed interest rates. Therefore, the fair value of these investments is affected by changes in the market interest rates. However, because our investment portfolio is primarily composed of investments in money market funds and high-grade commercial paper with short maturities, we do not believe an immediate 10% change in market interest rates would have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of October 9, 2002 was conducted under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer. Based on that evaluation, the Company's management, including its chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective as of October 9, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to October 9, 2002.


PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 17, 2002, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (File No. 333-82646). The Registration Statement covered the sale of 4,212,000 shares of the Company's Common Stock (including an option to purchase 462,000 shares solely to cover over-allotment, if any) at an offering price of $10.00 per share. The managing underwriters in the offering were UBS Warburg LLC, Robertson Stephens, Inc., U.S. Bancorp Piper Jaffray Inc., and McDonald Investments Inc. (the "Underwriters"). On June 21, 2002, the Company sold to the Underwriters 3,750,000 shares of Common Stock for aggregate consideration of $37,500,000, less underwriting discounts and commissions of $2,625,000, and other expenses of $1,925,000 for net proceeds to the Company of $32,950,000. The other expenses of $1,925,000 were paid to third parties not affiliated with the Company. From the amount of net proceeds $23,200,000 million in cash was used to pay outstanding debt, deferred interest, and prepayment fees. Of this amount, $16,900,000 was paid to Creo, Inc., which owns, through its subsidiary Creo SRL, approximately 30.2% of our outstanding common stock.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.


EXHIBIT
 NUMBER                               DESCRIPTION
-------    --------------------------------------------------------------------
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

                                  PRINTCAFE SOFTWARE, INC.


                                  /s/ Marc D. Olin
                                  -----------------------------------------
                                  Marc D. Olin
                                  President and Chief Executive Officer



                                  /s/ Joseph J. Whang
                                  -----------------------------------------
                                  Joseph J. Whang
                                  Chief Financial Officer and Chief
                                  Operating Officer
                                  (Chief Accounting Officer)

Date:   November 14, 2002

                                 CERTIFICATIONS

         I, Marc D. Olin, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Printcafe Software, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                           /s/ Marc D. Olin
                                           ------------------------------------
                                           MARC D. OLIN
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

         I, Joseph J. Whang, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Printcafe Software, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                                /s/ Joseph J. Whang
                                                -------------------------------
                                                JOSEPH J. WHANG
                                                Chief Financial Officer and
                                                Chief Operating Officer
                                                (Principal Financial Officer)

                                INDEX TO EXHIBITS



EXHIBIT
 NUMBER                           DESCRIPTION
-------    ---------------------------------------------------------------------
 99.1      Certification by Chief Executive Officer and Chief Financial Officer.