Form 10-K
period 2002-12-31
PRINTCAFE SOFTWARE INC
filed 2003-03-21
CIK 1108507

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
         TO SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                             ---------------------

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002



                                   OR



    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-49710
                             ---------------------
                            PRINTCAFE SOFTWARE, INC.
             (Exact Name of Registrant as Specified in its Charter)

                     DELAWARE                                           25-1854529
          (State or Other Jurisdiction of                            (I.R.S. Employer
          Incorporation or Organization)                          Identification Number)

               FORTY 24TH STREET, PITTSBURGH, PENNSYLVANIA 15222
          (Address of Principal Executive Offices, Including Zip Code)

                                 (412) 456-1141
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
                -------------------                      -----------------------------------------
                       None                                           Not applicable

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, PAR VALUE $.0001 PER SHARE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registration is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [ ]     No [X]

     The aggregate market value of common stock held by non-affiliates of the registrant on March 17, 2003 computed by reference to the closing price of such stock, as quoted on the NASDAQ's National Market System, was $8.8 million. Shares of common stock held by each executive officer and director and by each person who beneficially owns more than 5% of the outstanding common stock have been excluded from the computation.

     The number of shares of the registrant's common stock outstanding as of the close of business on March 17, 2003 was 10,634,098.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Definitive Proxy Statement to be filed by the registrant in connection with its 2003 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12 and 13 of Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                   PART I
Item 1    Business....................................................    3
Item 2    Property....................................................   10
Item 3    Legal Proceedings...........................................   10
Item 4    Submission of Matters to a Vote of Security Holders.........   11

                                  PART II
Item 5    Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   11
Item 6    Selected Consolidated Financial Data........................   12
Item 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   12
Item 7A   Qualitative And Quantitative Disclosures About Market
          Risk........................................................   29
Item 8    Financial Statements and Supplementary Data.................   30
Item 9    Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................   31

                                  PART III
Item 10   Directors and Executive Officers of the Registrant..........   31
Item 11   Executive Compensation......................................   31
Item 12   Security Ownership of Certain Beneficial Owners and
          Management..................................................   31
Item 13   Certain Relationships and Related Transactions..............   31
Item 14   Controls and Procedures.....................................   31

                                  PART IV
Item 15   Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   31
Signatures............................................................   33
Certifications........................................................   34

               SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

     This Annual Report on Form 10-K ("Form 10-K") contains forward-looking statements in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations," "Item 7A -- Quantitative and Qualitative Disclosures About Market Risk," and elsewhere. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performances, or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "should," "could," "would," "plan," "expect," "intend," "believe," "goal," "estimate," "anticipate," "predict," "potential," or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Form 10-K and we undertake no duty to update this information. You should read this Form 10-K completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading "Risk Factors That May Affect Future Results and Market Price of Stock" elsewhere in this Form 10-K.

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

     Printcafe Software, Inc. is a leading provider of software solutions designed specifically for the printing industry supply chain. Our enterprise resource planning and collaborative supply chain software solutions enable printers and print buyers to lower costs and improve productivity. Our procurement applications, which are designed for print buyers, facilitate collaboration between printers and print buyers over the Web. Our software solutions have been installed by more than 4,000 customers in over 8,000 facilities worldwide, including 24 of the 25 largest printing companies in North America and over 50 businesses in the Fortune 1000.

     On February 26, 2003, we entered into a merger agreement with Electronics for Imaging, Inc., or EFI. If the merger is completed, Printcafe would become a wholly-owned subsidiary of EFI. Under the terms of the merger agreement, each share of our common stock will be converted into $2.60 of consideration which will be paid, at the election of each of our stockholders, in shares of EFI's common stock or cash. EFI's common stock is traded on the NASDAQ National Market under the symbol "EFII". Our board of directors has approved the merger with EFI and has called a special meeting of our stockholders to vote on the merger. The merger will be adopted if the holders of a majority of our outstanding shares of common stock vote for the proposed merger with EFI.

INDUSTRY BACKGROUND

     Based on U.S. Department of Commerce data and other industry sources, we estimate that the printing industry supply chain is at least a $240 billion market in the United States. We use the term printing industry supply chain to describe the supply chain consisting of printers, print buyers, who buy products and services offered by printers, and print industry raw material suppliers, who supply the raw materials used by printers in the printing process.

     Based on industry sources, we believe that there are an estimated 50,000 printing facilities in the United States. Printers can be divided into three principal market segments -- commercial printers, publication printers, and retail printers -- based on the type of their equipment, the size and complexity of their print jobs, and the nature of their customers. Commercial printing includes the printing of brochures, direct mail materials, posters, promotional materials, business forms, customized packaging and labels. Publication printing involves the printing of larger quantities of more complex materials, such as newspapers, catalogs, magazines, books, and retail inserts. Retail printers offer customers many of the same products as a small commercial printer offers its customers but typically also offer "walk up" service where a customer may have a job produced on demand.

     Print buyers in nearly all markets require a wide variety of printed materials and typically place customized orders with short lead times and frequently request last minute changes. As a result, printers face unpredictable demand, making it difficult to sustain high equipment utilization. The unforeseen customer requirements placed on printers by customers also make it difficult for print industry raw material suppliers to respond to printers' needs. These characteristics of the printing industry lead to production inefficiencies throughout the printing industry supply chain.

     The competitive environment in the printing industry requires printers and print industry raw material suppliers to differentiate themselves by offering superior quality, price, and customer service. Printers and print industry raw material suppliers need solutions that increase revenues, reduce operating costs, improve productivity, and increase customer satisfaction and loyalty. Print buyers also seek to interact efficiently with printers in order to reduce printing costs, improve productivity, and shorten production times.

THE TRADITIONAL PRINT PRODUCTION PROCESS

     The production of printed material is complex and requires collaboration among multiple parties throughout the process to ensure that the final product accurately reflects the print buyer's design and meets its quality, cost, and delivery expectations. Printing jobs are often highly customized, requiring numerous interactions among print buyers, printers, and print industry raw material suppliers. The production process itself can be divided into three separate stages: design and specification; purchasing; and manufacturing and distribution.

     Design and specification. A print buyer designs printed material through a collaborative process involving a print buyer's in-house and external design, purchasing, sales, marketing, and creative personnel. The print buyer must then communicate the print job specifications to the printer, using industry-specific terminology, so that the printer can evaluate the specifications. Typically, the print buyer specifies the print job manually and communicates it by telephone, facsimile, or e-mail. The traditional design and specification process is inherently inefficient. These inefficiencies result from the manual process of data communication, input, and retrieval, the lack of appropriate error-checking mechanisms, and the need for print buyers to understand the intricacies of the print process and its industry-specific terminology in order to submit an accurate request for a quote.

     Purchasing. Purchasing a print job begins with the transmission of the specifications to one or more printers to obtain and evaluate quotes that estimate the cost, timing, and other elements of the project. A printer cannot estimate the cost of a print job until the print buyer has completed the specification phase, by defining paper, content, configuration, binding, and distribution requirements. After evaluating the specification details, the printer will determine its selling price, either manually or by a computer-based process, and prepare a quote for the job. Once the printer provides a quote, the print buyer then uses this information to modify job designs and specifications and to select a printer. Without a consistent means of specifying a print job, printers may misinterpret and inaccurately reply to quote requests, and print buyers may not adhere to internal corporate policies and spending limits. In addition, depending on a number of factors, such as the equipment available to produce the print job, the cost of producing the same print job can vary significantly from printer to printer. These miscommunications and inefficiencies often lead to higher costs, delays, and customer dissatisfaction.

     Manufacturing and distribution. This stage encompasses management of the entire supply chain and production process, from purchasing and inventory of raw materials through order management, preparation, printing, binding, finishing, distribution, invoicing, and payment processing. The manufacturing and distribution process has traditionally required manual preparation of job instructions, which can result in inconsistent and inaccurate print specifications, errors in the production process, delays in project completion, and an inability to track the current status of inventories and jobs, leading to high costs, production errors, delays, and customer dissatisfaction. In addition, the difficulty associated with implementing customer change orders, and a lack of integration between the systems that are used to plan and design print projects, lead to further complications, inefficiencies, and errors in the manufacturing and distribution processes.

THE IMPACT OF NEW TECHNOLOGIES ON THE PRINTING INDUSTRY SUPPLY CHAIN

     The Web and other new technologies provide opportunities for businesses across all industries to improve efficiency by extending their enterprise software applications to include customers, partners, and suppliers. Businesses seek software solutions that incorporate industry best practices, standard processes, industry-specific terminology, and other functionality that has been designed for their particular industry. Most enterprise software applications, however, are not designed for the needs of a particular industry. We believe that industry-specific software solutions can be easier to implement and facilitate deeper collaboration among supply chain participants. These software solutions are particularly in demand in industries, such as printing, with a complex production process and rapidly changing job specifications.

     The printing process involves a high degree of customization to meet the needs of participants in the printing industry supply chain, causing them to utilize industry-specific enterprise resource planning systems to maximize process efficiency. Some businesses have turned to in-house solutions to address these needs.

More recently, vendors have developed a variety of software applications designed for use in many industries, including procurement and enterprise resource planning systems. We believe that these applications, which are often designed for a standard assembly process, utilizing catalog-derived parts, do not meet the complex needs of the printing industry with its job-specific custom requirements. The complexities and inefficiencies inherent in the traditional print process create an opportunity for an integrated software solution specific to the printing industry supply chain that eliminates redundant and manual processes and enhances communication and collaboration.

THE PRINTCAFE SOLUTION

     We believe that we offer the only integrated software solutions that enable printers and print buyers to increase efficiency in each stage of the printing process -- from specification and purchasing to manufacturing and distribution -- by providing enterprise resource planning systems, purchasing systems, and collaborative supply chain planning and execution systems. Since our inception in 1987, we have continually developed our software, targeted to the specific needs of the printing industry supply chain, by drawing on our years of experience in the printing industry and leveraging our relationships with our strategic partners and customers.

  Benefits to printers

     Our software solutions enable printers to maximize productivity, increase revenues, improve production management, and increase customer satisfaction and loyalty. Printers use our software solutions to:

     - increase responsiveness by automating the quotation process, quoting accurate prices, and receiving and fulfilling orders electronically for almost any type of print project;

     - automate   the  manufacturing   process  and   control  print  production
       equipment,  including  scheduling  the   execution  of  print  jobs   and
       collecting data on print jobs in process;

     - manage   inventory,  resource   planning,  purchasing,   accounting,  and
       invoicing;

     - communicate and collaborate with multiple parties throughout the printing process; and

     - leverage their technology leadership  to increase revenues by  increasing
       business   with   existing   customers   and   generating   new  customer
       opportunities.

  Benefits to print buyers

     Our software solutions enable print buyers to increase productivity and reduce costs in the printing industry supply chain. By automating the print specification and purchasing processes, our products allow print buyers to replace inefficient manual processes with online collaboration capabilities. Print buyers use our software solutions to:

     - centrally manage and enforce company-wide print purchasing policies;

     - specify, estimate the cost of, order, and track changes to, virtually any type of print project by collaborating with printers of their choice;

     - purchase print more effectively by allowing the print buyer to select the most suitable printer for each print job;

     - reduce print job production time by communicating and collaborating with multiple parties throughout the printing process; and

     - track the current status of a project from specification through delivery and reconcile invoices to orders and change orders.

PRODUCTS

     Our software solutions automate the print production process; facilitate collaboration, order fulfillment, data collection and analysis, and inventory management; and provide financial accounting functions for printers. Our products, developed specifically for the printing industry supply chain, are designed to reduce costs, increase customer satisfaction, and overcome inefficiencies in the traditional print production process. Our products can be deployed together as an integrated solution or purchased separately and used on a stand-alone basis.

     We offer four categories of products:

     - enterprise resource planning and supply chain planning products, which facilitate efficient and accurate fulfillment of each print production job by automating purchasing, operations, and financial functions;

     - collaboration and procurement products, which enable print buyers to communicate with printers at every stage of the print production process, thereby reducing errors, production time, and costs;

     - self-service applications, which enable printers to establish a Web storefront and provide other online services to their customers, facilitating interaction with their customers and potential customers by improving collaboration and project management; and

     - manufacturing  and  supply   chain  execution   products,  which   enable
       commercial and publication printers to plan and adjust their production capacity by analyzing data collected from the production floor.

PRODUCT TYPE          PRODUCT NAME             TARGET SEGMENT                  DESCRIPTION
------------         ---------------   ------------------------------   -------------------------
Enterprise Resource  Prograph          Publication printers             Software that automates
Planning and Supply  Hagen             Large commercial printers        the print production
Chain Planning       Logic             Mid-market commercial printers   process from planning and
                     PSI               Small commercial printers        quoting to inventory
                     PrintSmith        Retail printers                  management and financial
                                                                        reporting.

Collaboration and    EnterpriseSite    Fortune 1000 print buyers        Web-based purchasing
Procurement          Impresse Site     Fortune 1000 print buyers        software that expedites
                                                                        print purchases for print
                                                                        buyers through
                                                                        collaboration with
                                                                        printers and efficient
                                                                        project management tools.

                     Proteus           Publishers                       Software tool for
                                                                        magazines, catalogs,
                                                                        books, and directories
                                                                        that automates internal
                                                                        processes, including
                                                                        layout, cost estimating,
                                                                        optimization, and
                                                                        ordering.

Self-Service         PrinterSite       Commercial printers              Web-based software that
Applications         Printchannel      Commercial printers              facilitates the print
                     PrintSmith Site   Retail printers                  production process by
                                                                        providing an integrated
                                                                        storefront for online
                                                                        collaboration, file
                                                                        sharing, project
                                                                        management, and other
                                                                        print functions.

PRODUCT TYPE          PRODUCT NAME             TARGET SEGMENT                  DESCRIPTION
------------         ---------------   ------------------------------   -------------------------
Manufacturing and    Auto-Count        Commercial and publication       Production floor data
Supply Chain                           printers                         collection software with
Execution                                                               a direct machine
                                                                        interface for tracking
                                                                        count, waste, and
                                                                        performance statistics
                                                                        from press and bindery
                                                                        equipment.

                     PrintFlow         Commercial and publication       Software tool that
                                       printers                         automates and optimizes
                                                                        job scheduling of an
                                                                        individual printing
                                                                        facility or group of
                                                                        facilities.

CUSTOMERS

     Our software solutions for the printing industry supply chain have been installed by more than 4,000 printer customers in over 8,000 facilities worldwide, including 24 of the 25 largest publication and commercial printers in North America and more than 50 businesses in the Fortune 1000. During 2002, no single customer accounted for ten percent or more of our revenue.

SALES AND MARKETING

     We sell our products and services through:

     - Our 43 person sales force, which currently generates most of our new sales;

     - sales representatives of Creo, one of our strategic partners, which currently generates less than 2% of our total sales;

     - co-marketing agreements with Accenture, AT Kearney and SMARTworks; and

     - the sales forces of some of our printer customers, who recommend our products to their print buyer customers.

     Our marketing programs are designed to promote our brand, educate our existing and potential customers about the features and benefits of our software, and generate sales leads. As of December 31, 2002, our sales and marketing team consisted of 56 professionals. Our marketing activities include participation in industry trade shows and seminars, hosting an annual user conference attended by over 700 participants, hosting regional user meetings, direct mailings, trade journal advertising, and public relations activities.

PROFESSIONAL SERVICES AND CUSTOMER SUPPORT

     Our customer service professionals configure and implement our software solutions and provide technical support, consulting, and training to our customers. As of December 31, 2002 we employed 126 professionals in our customer service organization. Our customer service professionals are available by telephone, over the Web, or by e-mail to assist with customer support requests 24 hours a day, seven days a week.

     In addition to professional services, we offer product maintenance to our customers. Maintenance contracts are typically subject to an annual, renewable fee and are typically priced as a percentage of product license fees. Customers under maintenance service contracts receive technical product support and product upgrades as they are released throughout the life of the maintenance contracts.

TECHNOLOGY AND PRODUCT ARCHITECTURE

     We design software solutions for participants in the global printing industry supply chain. Our products are designed to be easily adaptable, secure, and scalable for global businesses, as well as capable of handling multiple data sources and a large number of transactions. Our products are implemented through two technology platforms: client/server software applications and hosted Web-based products. With our modular, object-oriented development approach, we have developed client/server-based enterprise resource planning systems and supply chain planning and execution software that work with a variety of databases and operating systems. Our Web-based products are developed using readily-available Web development tools and are deployed on an Oracle database. If we are unable to maintain our licenses with Oracle, we could be required to obtain substitute technology of lower quality or performance standards, or at additional cost, and our business could be harmed. We continually refine our client/server software applications and our Web-based products in order to improve their interoperability and to extend the reach of our products throughout the printing industry supply chain.

     Our product architecture is designed to support today's rapidly changing technology standards by providing the following features:

     Layered architecture. Our client/server software applications are written using an object-oriented architecture, which enables our developers to construct and modify discrete applications efficiently and cost-effectively. Our hosted Web-based software applications are developed using multi-tier architecture, which provides for ease of deployment, application management, support, and scalability.

     Flexible, open systems architecture. Our open architecture benefits both our internal software development process and the customers who use our solutions. Our developers are able to pre-configure software to address in separate solutions the specialized needs of the different types of participants in the printing industry supply chain, which simplifies and accelerates the software development process. We are able to offer products which are appropriate for customers ranging from small, single-facility print shops to large, enterprise-wide implementations. In addition, our architecture supports a number of different operating systems, such as Windows, Macintosh, AS/400, and UNIX.

     Scalability. We use a distributed application framework, which leverages separate applications working together, rather than a single, complex system, to minimize product complexity and facilitate product updates and maintenance. We ensure optimal scalability in our Web-based products by managing application replication software on multiple servers, coupled with load management software and hardware, which provides redundancy and additional peak use capacity. Our multi-tier architecture allows for rapid response to demands for increased capacity resulting in an environment that is highly scalable.

     Security. Our Web-based products are protected from intrusion and compromise through multiple industry-standard security measures. Our multi-tier architecture isolates the major components of the system from one another -- the publicly-accessible tiers include user interface components and business logic modules, while the data layer resides in a separate, secure, private tier. By segregating data from the interface and business logic, we protect the data repository from infiltration over the public Web. We also rely upon industry-standard security protocols, such as secure socket layer connections, digital signatures, and encryption, to protect essential customer data from exposure and corruption.

INTELLECTUAL PROPERTY

     We rely primarily on a combination of copyright, trademark, trade secret, and patent laws and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We seek to protect the source code for our software, documentation, and other written materials under trade secret and copyright laws. We license our software pursuant to license agreements, which impose restrictions on the licensee's ability to utilize the software. We also require employees and consultants with access to our proprietary information to execute confidentiality agreements. We have obtained eight patents in the United States on aspects of our technology and business processes. Four of these patents are scheduled to expire within the next two years and the remaining four patents expire at different times between 2005 and 2017. We do not view the expiration of these patents to be material. We have also filed applications for additional patents. We expect that, if granted, the duration of these patents will be 20 years from the date of filing the application. We own various trademarks that are used in connection with our business, some of which have been registered with the United States Patent and Trademark Office. The duration of those trademarks is unlimited, subject to continuous use.

     We license several patents for our Web-based solutions from the owners of the respective patents. The license agreements grant us a non-exclusive license to use in our products the process covered by U.S. Patent No. 4,839,829, No. 6,353,483, No. 6,362,895, and No. 6,429,947. The licenses remain in effect until the expiration of the respective patents. We also license technology owned by Creo Inc. for use in the Web-based solutions which we offer to printers. Creo can terminate this license agreement if a third party purchases more than fifty percent of our outstanding stock or our strategic alliance agreement with Creo is terminated.

     Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Our failure to adequately protect our intellectual property could have a material adverse effect on our business and operating results.

COMPETITION

     Traditionally, both printers and print buyers would internally create their own methodologies to manage their printing industry supply chain needs, often using manual processes. In the absence of commercially-available printing industry supply chain software, some companies developed software for their own internal use. The market for software focused specifically on the printing industry supply chain is relatively new and is evolving rapidly.

     In this market, we encounter competition from software application vendors that specifically target the printing industry, which are typically small, privately-owned companies, and from larger vendors who currently offer or are seeking to develop printer-focused enterprise resource planning products, such as Heidelberg and SAP. We are unaware of any competing integrated suite of software products focused specifically on the print industry supply chain similar to our comprehensive software solutions. In the future, we could potentially face competition from other software vendors with related functionality in enterprise resource planning, supply chain management, and procurement who decide to target the printing industry, including Ariba, i2, Manugistics, Microsoft, Oracle, and PeopleSoft, and other software vendors focused on specific aspects of supply chain planning and execution, such as Manhattan Associates, Retek, and Vastera. We believe that the principal competitive factors affecting our market include adoption by a significant number of print buyers and printers, product quality and performance, customer service, core technology, product features, price, and the value of services.

EMPLOYEES

     As of December 31, 2002, we had 330 full-time employees. Of these employees, 56 were in sales and marketing, 108 were in research and development, 126 were in customer support, and 40 were in general and administrative services and operations. Our employees are not represented by a labor union, and we consider our employee relations to be good.

EXECUTIVE OFFICERS

     The following table shows information about our executive officers:

NAME                              AGE                      POSITION(S)
----                              ---                      -----------
Marc D. Olin....................        President, Chief Executive Officer, and Chairman
                                  38    of the Board
Joseph J. Whang.................        Chief Financial Officer and Chief Operating
                                  38    Officer
Ronald F. Hyland, Sr............        Senior Vice President and Chief Technology
                                  39    Officer

     Marc D. Olin has served as our Chief Executive Officer since October 2001, as our Co-Chief Executive Officer from July 2000 to September 2001, as our President and a director since February 2000 and as our chairman of the board from January 2003. Mr. Olin also served as our Co-Chairman from February 2000 to

March 2000, and as our Chief Operating Officer from March 2000 to August 2001. From April 1999 to February 2000, Mr. Olin served as the Chairman, President, and Chief Executive Officer of Prograph Systems, Inc., one of our predecessor companies. From 1992 to April 1999, Mr. Olin served as President of Prograph Management Systems, one of our predecessor companies, which he co-founded in 1987. He received a B.S. from Carnegie Mellon University. Mr. Olin was a director of the Graphic Arts Technical Foundation.

     Joseph J. Whang has served as our Chief Financial Officer since February 2000 and as our Chief Operating Officer since August 2001. From October 1998 to February 2000, Mr. Whang was a Managing Director of McDonald Investments, an investment banking firm. Mr. Whang was a founding partner of Carleton, McCreary, Holmes & Co., an investment banking firm, and served as a Managing Director from May 1996 to October 1998. Previously, Mr. Whang was President of Practisys, Inc., a health care company, and a Certified Public Accountant with Price
Waterhouse. He received a B.S. from the Wharton School of the University of Pennsylvania.

     Ronald F. Hyland, Sr. has served as our Senior Vice President and Chief Technology Officer since February 2000. Mr. Hyland was Chief Technology Officer of Prograph Systems, Inc. from April 1999 to February 2000. Mr. Hyland was President of Prograph Bindery Systems, one of our predecessor companies, from 1996 to April 1999 and the Vice President and Chief Operating Officer of Prograph Bindery Systems from 1994 to 1996. From 1988 to 1994, Mr. Hyland was Manager of Advanced Technology for Time Warner.

ITEM 2.  PROPERTIES.

     Our headquarters are located in Pittsburgh, Pennsylvania, where we lease approximately 25,000 square feet of office space. The lease expires in November 2003, unless we elect to extend the term for up to an additional two years.
These facilities are used for executive office space, including sales and marketing, finance and administration, research and design, Web hosting, and customer support. In addition, we have offices in Arizona, California, Connecticut, Illinois, Minnesota, and New Hampshire in the United States, and New Windsor in the United Kingdom.

     Our principal executive offices are located at Forty 24th Street, Pittsburgh, PA 15222, and our telephone number at that location is (412) 456-1141. Our Web site address is www.printcafe.com. The information contained on our Web site is not a part of this Form 10-K. Unless the context requires otherwise, references in this Form 10-K to "we," "our," and "us" refer to Printcafe Software, Inc. and its subsidiaries.

ITEM 3.  LEGAL PROCEEDINGS.

     Legal Proceedings. On February 19, 2003, Creo commenced an action in The Court of Chancery of the State of Delaware in and for New Castle County captioned Creo, Inc. v. Printcafe Software, Inc., Electronics For Imaging, Inc., Marc D. Olin, Charles J. Billerbeck, Victor A. Cohn and Thomas J. Gill. Creo requested a temporary restraining order with respect to (a) triggering, exercising or otherwise giving effect to the stockholders' rights plan we adopted, (b) enforcing any action taken or to be taken by us "with the intent or effect of impeding the operation of market forces in an open bidding contest for Printcafe," (c) taking any steps or actions to enforce the fee provided for in the letter agreement we entered into with EFI, (d) taking any steps or any actions to enforce the option we granted to EFI, (e) taking any steps or actions to enforce the no solicitation provisions of the standby credit letter that we entered into with EFI, (f) engaging in any "conduct intended to cause or having the effect of causing Printcafe to forgo the opportunity to explore and enter into economically more favorable transactions" and (g) entering into, or purporting to enter into, a merger agreement between EFI and us before the court finally rules on the action. On February 21, 2003 the court denied Creo's request for a temporary restraining order. The matter is still pending in the Delaware Chancery Court with respect to the other relief sought by Creo. We intend to vigorously defend ourselves in this matter. If this lawsuit is resolved unfavorably to us, our business and financial condition could be adversely affected and we may not be able to complete the merger.

     From time to time, we may be involved in various lawsuits and legal proceedings that arise in the ordinary course of business, including claims from third parties alleging that our products infringe their proprietary rights. These claims, with or without merit, could be time-consuming and costly, divert management's attention, cause product shipment delays, require us to develop non-infringing technology, or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. Based on our investigation to date, we do not believe that the ultimate outcome of any of these claims would have a material adverse effect on our business. However, if any of these disputes are resolved unfavorably to us, our business and financial condition could be adversely affected.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Shares of our common stock have been traded on Nasdaq National Market under the symbol "PCAF" since June 18, 2002, the date of our initial public offering.

     The following table shows the high and low sales price for shares of our common stock for the periods indicated:

                                                               HIGH     LOW
                                                              ------   -----
2002:
  Second Quarter............................................  $10.00   $4.70
  Third Quarter.............................................  $ 5.42   $1.18
  Fourth Quarter............................................  $ 2.00   $0.91

     On March 17, 2003 the last reported sale price for shares of our common stock on the Nasdaq National Market was $2.55 per share.

     There were 112 holders of record of our common stock as of March 17, 2003.

     We have not paid or declared any cash dividends on our common stock since inception and we do not currently intend to pay any cash dividends on our common stock. We expect to retain future earnings, if any, to fund the development and operation of our business. Our board of directors will determine future dividends, if any. Our existing loan agreements contain restrictive covenants that limit our ability to pay cash dividends.

     The following table sets forth information as of December 31, 2002 with respect to compensation plans under which our equity securities are authorized for issuance.

                                               (I)                     (II)                      (III)
                                     -----------------------   --------------------   ----------------------------
                                                                                          NUMBER OF SECURITIES
                                     NUMBER OF SECURITIES TO     WEIGHTED AVERAGE       REMAINING AVAILABLE FOR
                                     BE ISSUED UPON EXERCISE    EXERCISE PRICE OF     FUTURE ISSUANCE UNDER PLANS
                                     OF OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   (EXCLUDING SECURITIES LISTED
PLAN CATEGORY                          WARRANTS AND RIGHTS     WARRANTS AND RIGHTS           IN COLUMN (I))
-------------                        -----------------------   --------------------   ----------------------------
Equity compensation plans approved
  by stockholders..................         1,421,782                 $44.32                    704,051
Equity compensation plans not
  approved by stockholders.........                --                     --                         --
                                            ---------                 ------                    -------
          Total....................         1,421,782                 $44.32                    704,051
                                            =========                 ======                    =======

     On June 18, 2002, we completed the initial public offering of our common stock. The managing underwriters in the offering were UBS Warburg LLC, Robertson Stephens Inc., U.S. Bancorp Piper Jaffray Inc. and McDonald Investments Inc. The shares of the common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-82646). The Securities and Exchange Commission declared the Registration Statement effective on June 18, 2002. The initial public offering price was $10.00 for an aggregate initial public offering of $37.5 million.

     We paid a total of $1.6 million in underwriting discounts and commissions and approximately $2.2 million for costs and expenses related to the offering. None of the costs and expenses related to the offering were paid directly or indirectly to any of our directors, officers, general partners or their associates, persons owning 10 percent or more of any class of our equity securities or any of our affiliates.

     After deducting the underwriting discounts and commissions and the offering expenses, we received net proceeds of approximately $33.0 million. We used approximately $17.8 million of the net proceeds from the offering to repay related party debt. A portion of the remaining amount has been used for general corporate purposes, to provide working capital to develop products and to expand our operations and for the acquisition of the assets and intellectual property of printChannel, Inc. Funds that have not been used have been invested in money market funds, certificate of deposits and other investment grade securities. We may also use a portion of the net proceeds to acquire or invest in business, technologies, products or services.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

     The following selected consolidated financial data should be read in conjunction with "Management's discussion and analysis of financial condition and results of operations" and our consolidated financial statements and related notes appearing elsewhere in this Form 10-K.

                                                         YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------------
                                             2002       2001       2000        1999      1998
                                           --------   --------   ---------   --------   ------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
  Revenue:
     License and subscriptions...........  $ 21,119   $ 18,103   $   8,880   $  1,298   $2,228
     Maintenance.........................    21,701     20,601      15,239      1,090      907
     Professional services and other.....     3,701      3,164       1,215      2,023    2,107
                                           --------   --------   ---------   --------   ------
       Total revenue.....................    46,521     41,868      25,334      4,411    5,242
  Cost of revenue:
     License and subscriptions...........     3,650      3,936       2,684        129      267
     Maintenance.........................     5,091      6,088       7,337        320      160
     Professional services and other.....     1,636      1,572         637        966      675
                                           --------   --------   ---------   --------   ------
       Total cost of revenue.............    10,377     11,596      10,658      1,415    1,102
                                           --------   --------   ---------   --------   ------
  Gross profit...........................    36,144     30,272      14,676      2,996    4,140
  Operating expenses:
     Sales and marketing.................    16,989     19,113      20,542        848      397
     Research and development............    12,003     12,181      11,307      1,900    1,601
     General and administrative..........     6,193      7,645      24,525      2,704    1,651
     Depreciation........................     2,922      3,821       2,060        232      199
     Amortization(1).....................    29,511     49,052      39,481        774       --
     Stock-based compensation and
       warrants..........................     1,386      1,103       5,144      7,274      254
     Restructuring charge................       525      2,098       1,185         --       --
                                           --------   --------   ---------   --------   ------
       Total operating expenses..........    69,529     95,013     104,244     13,732    4,102
                                           --------   --------   ---------   --------   ------
  Income (loss) from operations..........   (33,385)   (64,741)    (89,568)   (10,736)      38
  Other expense, net.....................    (7,412)    (5,262)     (6,150)      (183)     (22)
                                           --------   --------   ---------   --------   ------
  Net income (loss)......................   (40,797)   (70,003)    (95,718)   (10,919)      16
Accretion of redeemable preferred
  stock..................................    (6,201)    (5,635)     (4,858)        --       --
                                           --------   --------   ---------   --------   ------
Net income (loss) attributable to common
  stock..................................  $(46,998)  $(75,638)  $(100,576)  $(10,919)  $   16
                                           ========   ========   =========   ========   ======
Net loss per share basic and diluted.....  $  (8.11)  $(468.67)  $ (687.66)  $ (96.36)  $   --
                                           ========   ========   =========   ========   ======
Weighted average shares basic and
  diluted................................     5,797        161         146        113       --
                                           ========   ========   =========   ========   ======

---------------

(1) Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result, we do not amortize goodwill after December 31, 2001. Goodwill amortization for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 was $0, $19,576, $16,653, $774 and $0, respectively, or
    $0.00, $121.30, $113.86, $6.83 and $0.00 per diluted common share.

                                                              DECEMBER 31,
                                          ----------------------------------------------------
                                            2002       2001        2000        1999      1998
                                          --------   ---------   ---------   --------   ------
                                                             (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents...............  $  8,775   $   8,648   $  15,206   $     --   $   56
Working capital.........................     4,063        (985)     (4,209)    (4,109)    (566)
Total assets............................    53,673      79,503     135,958     11,840    2,025
Long term obligations, less current
  portion...............................    12,743      33,365      36,114        953       68
Obligations under capital leases, less
  current portion.......................        --          34         102         93       --
Redeemable preferred stock..............        --     132,676     104,230         --       --
Total stockholders' equity (deficit)....    21,959    (105,373)    (32,792)     4,858     (661)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information in this discussion contains forward-looking statements that involve risks and uncertainties. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performances, or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "should," "could," "would," "plan," "expect," "intend," "believe," "goal," "estimate," "anticipate," "predict," "potential," or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Form 10-K. You should read this Form 10-K completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading "Risk Factors That May Affect Future Results and Market Price of Stock" elsewhere in this Form 10-K.

OVERVIEW

GENERAL

     We have focused on developing software solutions designed specifically for the printing industry supply chain since our inception in 1987. In February 2000, Prograph Systems, our predecessor company, changed its name to printCafe, Inc., and we launched our Web-based products to complement our enterprise resource planning software. From February through April 2000, we acquired five complementary businesses for an aggregate purchase price of $137.3 million. We have also committed significant resources to develop, integrate, and market our products, expand our management team, and hire additional personnel. On June 18, 2002, we completed our initial public offering by issuing 3,750,000 shares of our common stock at a price of $10.00 per share. We incurred a net loss of $95.7 million, $70.0 million and $40.8 million in 2000, 2001 and 2002 respectively and had an accumulated deficit of $234.7 million as of December 31, 2002.

     The acquisitions we completed in early 2000 generated goodwill of $57.7 million, of which $22.5 million remained unamortized as of December 31, 2002, and other intangible assets of $86.4 million, of which $5.5 million remained unamortized as of December 31, 2002. In accordance with SFAS No. 142, we have performed the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002 and December 31, 2002, and have determined that no impairment loss is required to be recognized. The other intangible assets are being amortized over a three-year period, Any future write-off of goodwill or other intangible assets as a non-cash charge could be significant and would likely harm our operating results. In addition, any future impairment loss recognition may adversely affect our ability to comply with the financial covenants in our installment note with National City Bank. As of December 31, 2002, we were not in compliance with the debt service coverage covenants of the installment note. We have received a waiver with respect to this default from National City Bank, which expires January 1, 2004. As of December 31, 2002, the outstanding principal balance of this note was $0.3 million.

     We acquired substantially all the assets and intellectual property of printChannel, Inc. in October 2002. This transaction did not have a material impact on fourth quarter financial results or our financial position as of December 31, 2002.

     On February 26, 2003, we entered into a merger agreement with EFI. Upon completion of the merger, we would become a wholly-owned subsidiary of EFI. Our board of directors has approved the merger with EFI and has called a special meeting of our stockholders to vote on the merger. The merger will be adopted if the holders of a majority of our outstanding shares of common stock vote for the proposed merger with EFI. We will incur significant costs associated with the merger, including legal, accounting, financial printing and financial advisory fees. Many of these fees must be paid regardless of whether the merger is completed. We also may incur significant costs in defending ourselves in the lawsuit brought against us by Creo in February 2003 related to our transactions with EFI. In addition, our relationships with customers may be disrupted because of the diversion of management attention while negotiating the merger and as a result of any perceived uncertainty regarding the outcome of the merger. If customers delay decisions to license our products due to this uncertainty, our results of operations would be adversely affected.

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

     For the years ended December 31, 2000, 2001 and 2002, revenues from foreign customers approximated 5%, 11% and 15% respectively, of our total revenues.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. Our actual results may differ from those estimates.

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

     In the first quarter of 2002, we granted options to purchase 766,520 shares of common stock, with an exercise price of $4.21 per share, to employees and directors. As a result, we recorded approximately $4.4 million of deferred compensation. This amount represents the difference between the exercise price and the fair market value of our common stock on the date we granted these stock options. We will record stock-based compensation expense of approximately $1.1 million annually over the vesting period of these options, which is generally four years. If the merger with EFI is completed, the vesting of these options will be accelerated by six months.

     In April 2002, we granted options to purchase 381,603 shares of common stock, with an exercise price of $15.54 per share, to employees. We did not record any stock-based compensation expense related to these options as the exercise price was above the then current fair market value. We also granted options to purchase 92,910 shares of common stock to employees in June 2002, with an exercise price of $2.00 per share. As a result, we will record approximately $0.2 million of stock-based compensation expense annually over the vesting period of these options, which is three years.

     For  the years  ended December  31, 2000, 2001  and 2002,  we recorded $5.1
million,  $1.1   million  and   $1.4  million,   respectively,  of   stock-based
compensation expense.

WARRANTS

     We account for equity instruments issued to nonemployees and pursuant to strategic alliance agreements in accordance with the provisions of SFAS 123, Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services, and Emerging Issues Task Force No. 01-9, Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor's Product. Warrant expense represents charges associated with the issuance of warrants to purchase our common stock. To the extent that we derive revenue from agreements entered into in connection with the issuance of warrants, we offset this revenue by the expense associated with these warrants. Any amount of expense that exceeds revenue is recorded in sales and marketing, general and administrative, or interest expense, based upon the nature of the agreement. The amount of expense is equal to the fair value of vested warrants determined using Black-Scholes pricing models. The following table sets forth the amount of expense and reduction to revenue associated with the issuance of these warrants for the year ended December 31, 2000, 2001 and 2002, respectively (in thousands):

                                                               2000      2001    2002
                                                              -------   ------   ----
Reduction in revenue........................................  $    --   $   47   $--
Increase in sales and marketing.............................    3,841    1,054    26
Increase in general and administrative......................      437       --    --
Increase in interest expense................................    1,943    1,161    --

     As of December 31, 2002, we had unvested warrants to purchase 43,899 shares of common stock, which have exercise prices ranging from $266.40 to $592.07 and vest upon attainment of performance criteria. Upon the vesting of warrants to purchase 13,119 of these shares of common stock, we will record warrant expense based upon fair value for each warrant, and upon the vesting of warrants to purchase 30,780 of these shares of common stock, we will reduce revenue generated from the warrant holder during the period when vesting occurs. We cannot predict the timing or amount of this reduction in revenue and increase in expense because the amount is calculated using the fair market value at the time of vesting.

INCOME TAXES

     Deferred income taxes are recognized for all temporary differences between tax and financial bases of our assets and liabilities, using the tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. As of December 31, 2002, we had significant net operating loss carryforwards available to offset future taxable income. The net operating loss carryforwards will expire beginning 2015 through 2021. Federal and state tax rules impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in situations where changes occur in the stock ownership of a company. Utilization of our carryforwards is limited because of past ownership changes. In the event that we have a future change in ownership, utilization of these carryforwards could be further limited.

     We have established a 100% valuation allowance against deferred tax assets due to the uncertainty that future tax benefits can be realized from our net operating loss carryforwards and other deferred tax assets.

IDENTIFIED INTANGIBLE ASSETS, PURCHASED TECHNOLOGY AND GOODWILL

     Our identified intangible assets, purchased technology and goodwill are related mainly to our business acquisitions. We amortize identified intangible assets and purchased technology on a straight-line basis over the estimated useful lives (generally three years) of the remaining assets. Goodwill represents the excess of cost over the fair value of net intangible and identifiable intangible assets of acquired businesses. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). Before we adopted SFAS No. 142, we amortized goodwill over its estimated useful life of three years. Upon adoption of SFAS No. 142, we performed an initial impairment analysis. Under SFAS No. 142, goodwill is no longer amortized to expense, but is instead subjected to a periodic impairment test at least annually. The impairment test is a two-step process, which analyzes whether or not goodwill has been impaired. Step one requires that the fair value be compared to book value. If the fair value is higher than the book value, no impairment is indicated and there is no need to perform the second step of the process. If the fair value is lower than the book value, step two must be evaluated. Step two requires the fair value to be allocated to assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the goodwill. This implied fair value is then compared with the carrying amount, and if it were less, we would then recognize an impairment loss. We test goodwill for impairment annually in the fourth quarter.

IMPAIRMENT OF LONG-LIVED ASSETS

     Effective January 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 supersedes or amends existing accounting literature related to the impairment and disposal of long-lived assets.

     Whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, we review our long-lived assets for impairment by first comparing the carrying value of the assets to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. If the carrying value exceeds the sum of the assets' undiscounted cash flows, we estimate an impairment loss by taking the difference between the carrying value and fair value of the assets. No impairment charge has been recorded in any of the periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

  DEBT EXTINGUISHMENT COSTS

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS No. 145, which becomes effective for financial statements issued for fiscal years beginning after May 15, 2002 and requires gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under the provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. As of December 31, 2002, we early adopted SFAS No. 145 and reclassified an extraordinary loss of $1.1 million recognized in the second quarter of 2002 as other expense.

  EXIT AND DISPOSAL ACTIVITIES

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which became effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred, rather than at the date of an entity's commitment to an exit plan. We do not believe that SFAS No. 146 will have a material impact on its financial position and results of operations.

  STOCK-BASED COMPENSATION

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the prior disclosure guidance and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the disclosure provisions are effective for interim and annual periods beginning after December 15, 2002.

  GUARANTEES

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 clarifies and expands on existing disclosure requirements for guarantees, including loan guarantees. It also would require that, at the inception of a guarantee, we may need to recognize a liability for the fair value of our obligation under that guarantee. The initial fair value recognition and measurement provisions will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions are effective for financial statements of periods ending after December 15, 2002. The adoption of FIN 45 did not impact our financial position, results of operations or cash flows.

RESTRUCTURING

     In September 2000, we initiated a restructuring plan that was designed to reduce our cost structure and eliminate redundant job tasks that existed as a result of the acquisitions made in early 2000. As part of this plan, we reduced our workforce by 78 employees through elimination of some positions and the consolidation of other redundant job tasks. The restructuring resulted in a charge for the year ended December 31, 2000 of $1.2 million, which consisted primarily of severance and other benefits related to the discharged employees. Our cash flow from operations was adversely impacted by these costs during the fourth quarter of 2000 and the first six months of 2001.

     In May 2001, we announced a restructuring that primarily related to the consolidation of client support operations into existing facilities, resulting in a restructuring charge of $2.1 million. The plan included terminations of 45 employees and the reduction of leased office space. As of December 31, 2002, less than $0.1 million remained in the reserve related to lease obligations. All remaining cash expenditures relating to these lease obligations will have been made by March 31, 2003.

     In August 2002, we announced a restructuring effecting an organizational realignment of our product management and customer service and support operations. This resulted in a restructuring charge of $0.5 million in the quarter ended September 30, 2002. This charge consisted primarily of severance and benefits including involuntary termination and COBRA benefits, outplacement costs, and payroll taxes for the approximately 40 employees impacted by this restructuring. As of December 31, 2002, we had expended substantially all of the reserve.

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

RESULTS OF OPERATIONS

     The following table presents selected financial data for the periods indicated as a percentage of our total revenue:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA                    2000      2001      2002
------------------------------------------                    -----     -----     -----
Revenue:
  License and subscription..................................    35%       43%       45%
  Maintenance...............................................    60        49        47
  Professional services and other...........................     5         8         8
                                                              ----      ----      ----
     Total revenue..........................................   100       100       100
                                                              ----      ----      ----
Cost of revenue:
  License and subscription..................................    11         9         8
  Maintenance...............................................    29        15        11
  Professional services and other...........................     2         4         3
                                                              ----      ----      ----
     Total cost of revenue..................................    42        28        22
                                                              ----      ----      ----
Gross profit................................................    58        72        78
                                                              ----      ----      ----
Operating expenses:
  Sales and marketing.......................................    81        46        37
  Research and development..................................    45        29        26
  General and administrative................................    97        18        13
  Depreciation..............................................     8         9         6
  Amortization..............................................   156       117        63
  Stock-based compensation and warrants.....................    20         3         3
  Restructuring charge......................................     5         5         1
                                                              ----      ----      ----
     Total operating expenses...............................   412       227       149
                                                              ----      ----      ----
Loss from operations........................................  (354)     (155)      (71)
Other expense...............................................   (24)      (12)      (16)
                                                              ----      ----      ----
Net loss....................................................  (378)     (167)      (87)
Accretion of redeemable preferred stock.....................   (19)      (13)      (13)
                                                              ----      ----      ----
Net loss attributable to common stock.......................  (397)%    (180)%    (100)%
                                                              ====      ====      ====

COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2002

TOTAL REVENUE

     Total revenue increased from $41.9 million in 2001 to $46.5 million in 2002, an increase of 11%. The increase in license and subscription revenue was primarily due to increased sales of licenses of our enterprise resource planning products, which represented 32% of our total revenue for the twelve months ended December 31, 2002, resulting from an increase in sales and marketing initiatives focusing on these products. These sales and marketing initiatives also led to additional maintenance contracts associated with these new license sales and additional training and consulting services. An increase in subscription and transaction fees generated by our Web-based products resulting from contract renewals and an increase in transactional volume processed through these products also contributed to the increase in revenue.

TOTAL COST OF REVENUE

     Cost of revenue includes direct labor and other direct costs relating to the delivery of our products and services. The cost of license and subscription revenue is primarily related to third party licenses that we resell with licenses and subscriptions of our products, as well as any hosting and communication costs. Cost of revenue decreased from $11.6 million in 2001 to $10.4 million in 2002, a decrease of 11%. This decrease was the result of lower third party license costs and a reduction in the number of employees in our client and professional services area resulting from the restructuring of operations in the second quarter of 2001 and the third quarter of 2002. Cost of revenue as a percentage of revenue decreased from 28% in 2001 to 22% in 2002, resulting from the increase in revenue and the reduction in costs.

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

     Sales and marketing. Sales and marketing expenses consist primarily of costs related to sales and marketing, employee compensation, travel, public relations, trade shows, and advertising. Sales and marketing expenses decreased from $19.1 million in 2001 to $17.0 million in 2002, a decrease of 11%. Sales and marketing expenses as a percentage of revenue decreased from 46% in 2001 to 37% in 2002. The decrease in absolute dollars was primarily due to a reduction in the number of sales and marketing employees resulting from the restructuring of operations in the second quarter of 2001 and reductions in travel, advertising, promotion, public relations, and general marketing expenses related to initiatives that were focused on reducing expenses.

     Research and development. Research and development expenses consist primarily of expenses related to the development and upgrade of our existing proprietary software and expenses related to research and development for new product offerings. These expenses include employee compensation for research and development expenses and third-party contract development costs. Research and development expenses decreased from $12.2 million in 2001 to $12.0 million in 2002, a decrease of 1%. The decrease was primarily due to a reduction in outside consulting expenses. Research and development expenses as a percentage of revenue decreased from 29% in 2001 to 26% in 2002.

     General and administrative. General and administrative expenses consist primarily of compensation for executive and administrative personnel, travel expenses, professional advisory fees, and general overhead expenses that are not allocated to cost of revenue, product development, or sales and marketing. General and administrative expenses decreased from $7.6 million in 2001 to $6.2 million in 2002, a decrease of 19%. General and administrative expenses as a percentage of revenue decreased from 18% in 2001 to 13% in 2002. The decrease was primarily due to a reduction in general and administrative employees.

     Depreciation. Depreciation expense consists primarily of the depreciation of equipment, furniture, fixtures, and leasehold improvements that are not directly related to the generation of revenue. Depreciation expense decreased from $3.8 million in 2001 to $2.9 million in 2002, a decrease of 24%. The decrease is primarily attributable to computer equipment becoming fully depreciated and new equipment being purchased at a slower rate compared to prior periods.

     Amortization. Amortization expense consists of the amortization of intangible assets such as goodwill, purchased technology, customer lists, and patents. Amortization expense decreased from $49.1 million in 2001 to $29.5 million in 2002, a decrease of 40%. The decrease was primarily the result of the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. We have performed the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002 and December 31, 2002, and determined that no impairment loss was required to be recognized.

     Stock-based compensation and warrants. Stock-based compensation expense relates to grants of employee stock options and issuances of stock with exercise prices lower than the deemed fair value of the underlying shares at the time of grant or issuance and issuance of stock in consideration of salary. Stock-based compensation and warrants expense increased from $1.1 million in 2001 to $1.4 million in 2002. The increase was primarily the result of stock-based compensation expense related to options to purchase 766,520 shares of common stock at an exercise price of $4.21 that were issued during the first quarter of 2002 to employees and directors.

OTHER INCOME (EXPENSE)

     Other income (expense) consists primarily of interest expense related to our borrowings and amortization of debt origination fees, offset by interest income received from the investment of proceeds from our financing activities. Interest expense decreased from $5.3 million in 2001 to $3.6 million in 2002, a decrease of 31%. The decrease is primarily due to the repayment of $17.8 million of indebtedness upon completion of our initial public offering, offset by a higher weighted average interest rate on outstanding indebtedness during the first two quarters of 2002 as compared to the same periods of 2001. During 2002, amortization of debt origination fees of $3.3 million was recorded as a result of the restructuring of debt during the second quarter and the write-off of $1.1 million of debt origination fees associated with a warrant issued to a lender. Amortization expense related to debt origination fees will be approximately $0.9 million per quarter through December 31, 2003. Other income (expense) for the twelve months ended December 31, 2002 also includes a fair value adjustment to reflect a decline in the value of the collateral for notes receivable from stockholders.

INCOME TAXES

     During the twelve months ended December 31, 2001 and 2002, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefits. At December 31, 2002, we had significant accumulated net operating loss carryforwards for federal and state tax purposes. The federal tax carryforwards expire in various years beginning in 2015 through 2021.
Utilization of net operating loss carryforwards is subject to limitations. Events which cause limitations on the amount of net operating losses that we may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 2001

     The inclusion for the year 2001 of the results of the companies we acquired in early 2000 had an incremental effect on our results of operations. The more significant reasons for the changes year over year are described below.

TOTAL REVENUE

     Total revenue increased from $25.3 million in 2000 to $41.9 million in 2001, an increase of 65%. The increase in license and subscription revenue was primarily due to increased sales of licenses of our enterprise resource planning products, which represented 32% of our total revenue in 2001, resulting from an increase in sales and marketing initiatives focusing on these products. These sales and marketing initiatives also led to additional maintenance contracts associated with these new license sales and additional training and consulting services. To a lesser extent, revenue also increased because we began to recognize revenue from subscriptions for our Web-based products for printers in the first quarter of 2001.

TOTAL COST OF REVENUE

     Cost of revenue increased from $10.7 million in 2000 to $11.6 million in 2001, an increase of 9%. Cost of revenue as a percentage of revenue decreased from 42% in 2000 to 28% in 2001. The decrease as a percentage of revenue primarily resulted from an increase in revenue and a decrease in the number of customer and professional service employees as a result of the restructurings of operations in the third quarter of 2000 and the second quarter of 2001.

OPERATING EXPENSES

     Sales and marketing. Sales and marketing expenses decreased from $20.5 million in 2000 to $19.1 million in 2001, a decrease of 7%. Sales and marketing expenses as a percentage of revenue decreased from 81% in 2000 to 46% in 2001. The decrease in absolute dollars was primarily due to a reduction in the number of sales and marketing employees resulting from restructurings of operations in the third quarter of 2000 and the second quarter of 2001 and reductions in travel, advertising, promotion, public relations, and general marketing expenses related to initiatives that were focused on reducing expenses.

     Research and development. Research and development expenses increased from $11.3 million in 2000 to $12.2 million in 2001, an increase of 8%. The increase was primarily due to continued investment in the development of our software and Web-based products. Research and development expenses as a percentage of revenue decreased from 45% in 2000 to 29% in 2001.

     General and administrative. General and administrative expenses decreased from $24.5 million in 2000 to $7.6 million in 2001, a decrease of 69%. General and administrative expenses as a percentage of revenue decreased from 97% in 2000 to 18% in 2001. The decrease was primarily due to a decrease in general and administrative employees and the consolidation of facilities as a result of restructurings of operations in the third quarter of 2000 and the second quarter of 2001. Also contributing to the decrease were expense reductions in travel and professional fees as a result of initiatives that were focused on reducing expenses.

     Depreciation. Depreciation expense increased from $2.1 million in 2000 to $3.8 million in 2001. The increase is primarily due to the purchase of additional computer equipment and software related to the development of our Web-based products.

     Amortization. Amortization expense increased from $39.5 million in 2000 to $49.1 million in 2001, an increase of 24%, reflecting a full year of amortization in 2001.

     Stock-based compensation and warrants. Stock-based compensation and warrants expense was $5.1 million in 2000 and $1.1 million in 2001. This decrease is the result of a decrease in warrant expense and, to a lesser extent, a reduction in the number of stock options being granted in 2001 at exercise prices below their deemed fair value.

OTHER INCOME (EXPENSE)

     Other expense decreased from $6.2 million in 2000 to $5.3 million in 2001, a decrease of 14%. The decrease is a result of a reduction in outstanding indebtedness as well as a decrease in interest rates.

INCOME TAXES

     During 2001, we incurred net losses for federal and state tax purposes and have not recognized any tax provisions or benefits.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2002, we had $8.8 million in cash and cash equivalents, compared to $8.6 million as of December 31, 2001. The change resulted from our receipt of $33.0 million in net proceeds from our initial public offering in June 2002 offset by debt repayments of $17.8 million, principal prepayment fees of $3.7 million and cash used by operations during the period.

     Net cash used by operating activities totaled $10.6 million for 2002, compared to $17.9 million of net cash used by operating activities for 2001. Net cash used in operating activities for 2002 is primarily attributable to the net loss for the period (less non-cash expenses) in addition to an increase in accounts receivable as well as decreases in accounts payable, accrued liabilities and the restructuring reserve. The increase in accounts receivable is principally due to extended payment terms in agreements with significant customers.

     Net cash used by investing activities totaled $1.0 million for 2002, compared to $2.5 million of net cash used by investing activities for 2001. Cash used by investing activities during 2002 was primarily the result of the purchase of computer equipment and software licenses associated with the implementation of a new customer relationship management system and the acquisition of substantially all of the assets and intellectual property of printChannel, Inc. Cash used by investing activities in 2001 included payment for the license of a patent acquired in 2000, purchase of computer equipment and software, and the acquisition of technology-related assets of another business.

     Net cash provided by financing activities was $11.8 million for 2002, compared to $13.8 million of net cash provided by financing activities for 2001. Cash from financing activities during 2002 was primarily attributable to our receipt of $33.0 million in net proceeds from our initial public offering in June 2002 offset, in part, by debt repayments of $17.8 million and principal prepayment fees of $3.7 million. Cash from financing activities in 2001 was primarily attributable to the issuance of shares of our common and preferred stock, offset, in part, by the repayment of indebtedness.

     We have a $2.0 million demand line of credit with National City Bank, all of which was drawn as of December 31, 2002. Borrowings under the facility bear interest, which is payable monthly, at the prime rate. We also have entered into a $0.9 million commercial installment note with National City Bank, which is payable monthly and matures on July 1, 2004. Borrowings under the installment note bear interest, which is payable monthly, at the annual rate of 7.62%. As of December 31, 2002, the outstanding principal balance of this note was $0.3 million. The installment note contains restrictive covenants, including a limitation on our ability to incur additional indebtedness or grant security interests in our assets, as well as requirements that we satisfy various financial conditions, including minimum tangible net worth and debt service coverage. As of December 31, we were not in compliance with the debt service coverage covenant of the installment note. We have received a waiver with respect to this default from National City Bank, which expires January 1, 2004. If we violate any of these financial covenants and are unable to obtain a waiver from National City Bank, then National City Bank could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. Obligations under the installment note and line of credit are secured by all of our tangible and intangible personal property.

     On May 31, 2002 and June 10, 2002, we executed agreements with certain of our debt holders to modify the terms of related-party debt, effective upon the completion of our initial public offering. An amendment to the promissory note issued to the former shareholders of M Data, Inc. dated as of May 31, 2002, provided for an increase in the principal amount of the note to $4.2 million from $4.0 million in return for a reduction in the annual interest rate to 8.0% from 12.0%. Principal payments are due in 24 equal monthly installments commencing January 2003. Interest is payable monthly and commenced in June 2002. Obligations under the note are secured by all of the intellectual property of our subsidiary, M Data, Inc.

     An amendment to the credit agreement with Iris Graphics, dated as of June 10, 2002: (i) reduced the annual interest rate to a fixed rate of 4.0%; (ii) provided for the payment of a total of $11.8 million of the outstanding principal balance of $23.6 million at March 31, 2002 and all accrued and deferred interest upon the completion of our initial public offering; and (iii) eliminated the financial covenants. In return, we paid a $3.7 million restructuring fee upon completion of the initial public offering. The $11.8 million remaining principal balance is due in one installment on January 2, 2004. Interest is payable quarterly and commenced in June 2002. The agreement includes restrictive covenants customary for agreements of this type. If we fail to comply with these restrictive covenants, then the lender could declare all outstanding amounts, together with accrued interest, to be immediately due and payable. Obligations under this agreement are secured by substantially all of our assets.

     Under an amendment to the loan agreement with the former shareholders of Hagen Systems, dated as of June 10, 2002, we were not required to prepay $2.0 million of the $8.0 million otherwise due upon an initial public offering and the annual interest rate was reduced to 8.0%, in return for an increase of $0.4 million to the remaining principal balance of the loan. The remaining principal amount due under the restructured agreement is $2.4 million, which is due on January 2, 2004. Interest at an annual rate of 8.0% is payable monthly and commenced in June 2002. The agreement includes restrictive covenants customary for agreements of this type. If we fail to comply with these restrictive covenants, then the lender could declare all outstanding amounts, together with accrued interest, to be immediately due and payable. Obligations under this agreement are secured by substantially all of our assets.

     We believe that, based on current levels of operations and anticipated growth, our cash from operations, together with cash currently available, will suffice to fund our operations for the next 12 months. Poor financial results, unanticipated expenses or unanticipated opportunities that require financial commitments could give rise to additional financing requirements sooner than we expect. If we do not complete the merger with EFI or complete a similar transaction with a third party, we do not expect to have sufficient cash to repay the $14.2 million of our outstanding debt which becomes due and payable in January 2004 without securing additional debt or equity financing; we do not expect that additional debt or equity financing would be available to us. If we are unable to pay these amounts when due, the lenders could proceed against the collateral.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF STOCK

     In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating our business because such factors currently may have a significant impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-K and in any other documents we file with the SEC, actual results could differ materially from those projected in any forward-looking statements.

     IF WE FAIL TO COMPLETE THE MERGER WITH EFI, WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS AND OUR STOCK PRICE MAY FALL. WE WILL INCUR COSTS ASSOCIATED WITH THE MERGER.

     We entered into a merger agreement with EFI in February 2003. Under the terms of the merger agreement, if the merger is completed we will become a wholly-owned subsidiary of EFI and EFI will assume all our outstanding liabilities, including our debt obligations. The merger is subject to standard closing conditions, including the approval of the holders of a majority of our outstanding shares of common stock. If we do not complete the merger with EFI or complete a similar transaction with a third party, we do not expect to have sufficient cash to repay the $14.2 million of our outstanding debt which becomes due and payable in January 2004 without securing additional debt or equity financing; we do not expect that debt or equity financing would be available. In addition, we will incur significant costs associated with the merger, including legal, accounting, financial printing and financial advisory fees; many of these fees must be paid regardless of whether the merger is completed.

     Under the terms of the EFI merger agreement, our stockholders will receive $2.60 per share in cash or EFI common stock at the closing of the merger. If EFI does not complete the merger for any reason, our stock price would decline to the extent that the price of our stock prior to an announcement that the merger is terminated reflects an assumption that the merger will be completed.

     OUR PROPOSED MERGER WITH EFI MAY ADVERSELY AFFECT OUR SALES DUE TO CONCERNS OF OUR CUSTOMERS ABOUT OUR PRODUCT OFFERINGS AFTER COMPLETION OF THE MERGER.

     We receive a significant amount of our new sales from commercial printers. Although EFI is a leading provider of imaging solutions for network printing, EFI does not have a substantial base of customers in the commercial printing industry. The announcement of our merger with EFI may result in commercial printers delaying their decision to license our enterprise resource planning software, which would adversely impact our sales revenue. In addition, our relationships with employees, including our ability to attract and retain key employees and our relationships with customers and suppliers may be disrupted because of the diversion of management attention while the merger is pending.

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

     AN ADVERSE RULING IN CREO'S LAWSUIT AGAINST US COULD RESULT IN OUR INABILITY TO CONSUMMATE THE MERGER WITH EFI, WHICH MAY HAVE AN ADVERSE EFFECT ON OUR STOCK PRICE

     In February 2003 Creo commenced an action in The Court of Chancery of the State of Delaware in and for New Castle County seeking a temporary restraining order and other relief as further described in "Item 3 -- Legal Proceedings" of this Form 10-K. Although the court denied Creo's request for a temporary restraining order, the matter is still pending with respect to the other relief sought by Creo. We intend to defend ourselves vigorously in this matter. If this lawsuit is resolved unfavorably to us, our business and financial condition could be adversely affected and we may not be able to complete the merger with EFI.

     CREO'S LAWSUIT AND THE PLANNED MERGER WITH EFI COULD DIVERT THE ATTENTION OF OUR KEY MANAGEMENT AND ADVERSELY AFFECT OUR OPERATING RESULTS

     Our success depends on the services of our current key management personnel, including Marc D. Olin, our Chairman, President and Chief Executive Officer, and Joseph J. Whang, our Chief Financial Officer and Chief Operating Officer. The lawsuit filed by Creo and the planned merger with EFI could divert the attention of our management and resources from our business, which could adversely affect our operating results. In addition, the litigation with Creo could be expensive which would adversely impact our operating results.

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

     WE MAY FACE INTELLECTUAL PROPERTY CLAIMS THAT COULD BE COSTLY TO DEFEND AND COULD PREVENT US FROM SELLING OUR SOFTWARE PRODUCTS

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

     Creo Inc. is our largest stockholder, has two representatives on our board of directors, and is a party to several commercial agreements with us. Creo beneficially owns 4,736,135 shares of our common stock which represents 44.5% of the voting power of our outstanding common stock. In addition, the two members of our board of directors appointed by Creo, Amos Michelson and Judi Hess, are executive officers of Creo. Creo could use its stock ownership or representation on our board of directors to substantially influence corporate actions that conflict with the interests of our public stockholders.

     In addition to the loan agreement we have with Iris Graphics, an affiliate of Creo, we have a strategic alliance agreement and a software license agreement with Creo. Under the strategic alliance agreement, we agreed with Creo to undertake joint sales and marketing efforts, not to compete with each other's business, and not to solicit the employment of each other's employees. In addition, we granted Creo an exclusive and perpetual right to provide, and a right of first refusal to develop, any content management and workflow products for us. Because we have granted these rights to Creo, we may not be able to obtain terms as favorable as those that might otherwise be available if we were able to negotiate freely with third parties. Under the software license agreement, Creo licenses us software which is used in our printChannel Classic product and which will be used in our printChannel I/O product. Creo may terminate the software license agreement in certain circumstances, including the termination of the strategic alliance agreement and the acquisition by a third party of more than fifty percent of our outstanding common stock. The strategic alliance agreement does not specify a termination date. Creo may also terminate the strategic alliance agreement or the software license agreement if we breach any provision of the agreements and do not remedy that breach within a specified period of time. If the agreements were to terminate, we could lose access to Creo's sales force and the other benefits derived from our joint marketing efforts, and Creo would be permitted to compete with us. Additionally, we would be required to develop software to replace the functionality licensed to us by Creo in our printChannel Classic product. The termination of the strategic alliance agreement and software license agreements and the resulting loss of these benefits could, among other things, reduce our revenues and significantly harm our business.

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

     IF OUR SOFTWARE PRODUCTS DO NOT INTEGRATE WITH OUR CUSTOMERS' EXISTING SYSTEMS, ORDERS FOR OUR SOFTWARE PRODUCTS WILL BE DELAYED OR CANCELED, WHICH WOULD HARM OUR BUSINESS.

     Many of our customers require that our software products be designed to integrate with their existing systems. We may be required to modify our software product designs to achieve a sale, which may result in a longer sales cycle, reduced operating margins, and increased research and development expense. In some cases, we may be unable to adapt or enhance our software products to meet these challenges in a timely and cost-effective manner, or at all. If our software products do not integrate with our customers' existing systems, implementations could be delayed or orders for our software products could be canceled, which would harm our business, financial condition, and results of operations.

     IF WE FAIL TO DEVELOP AND SELL NEW PRODUCTS THAT MEET THE EVOLVING NEEDS OF OUR CUSTOMERS, OR IF OUR NEW PRODUCTS FAIL TO ACHIEVE MARKET ACCEPTANCE, OUR BUSINESS AND RESULTS OF OPERATIONS WOULD BE HARMED.

     Our success depends on our ability to anticipate our customers' evolving needs and to develop and market products that address those needs. The timely development of these products, as well as any additional new or enhanced products, is a complex and uncertain process. We may experience design, marketing, and other difficulties that could delay or prevent our development, introduction, or marketing of these and other new products and enhancements. We may not have sufficient resources to anticipate technological and market trends, or to manage long development cycles. The introduction of new or enhanced products also requires that we manage the transition from existing products to these new or enhanced products in order to minimize disruption in customer ordering patterns. We are currently in the process of developing software for print industry raw material suppliers. If we are unable to attract raw material suppliers as customers, then our Web-based products may not be as attractive to printers and print buyers and our business may be harmed. If we are not able to develop new products or enhancements to existing products on a timely and cost-effective basis, or if our new products or enhancements fail to achieve market acceptance, our ability to continue to sell our products and grow our business would be harmed.

     IF WE ARE UNABLE TO OBTAIN LICENSES OF THIRD-PARTY TECHNOLOGY ON ACCEPTABLE TERMS, OUR BUSINESS WOULD BE HARMED

     We integrate third-party licensed technology with our products. For example, our Web-based products are deployed on an Oracle database. From time to time we may be required to license additional technology from third parties to develop new products or product enhancements. Third-party licenses may not be available or continue to be available to us on acceptable terms. Our inability to maintain or acquire any third-party licenses required in our current products, including licenses from Oracle, or required to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at additional cost, which could seriously harm our business, financial condition, and results of operations.

     INCREASING GOVERNMENTAL REGULATION OF THE WEB AND LEGAL UNCERTAINTIES COULD DECREASE DEMAND FOR OUR WEB-BASED PRODUCTS OR INCREASE OUR COST OF DOING BUSINESS.

     In addition to regulations applicable to businesses generally, we are subject to laws and regulations directly applicable to the Web. Although there are currently few laws and regulations governing the Web, federal, state, local, and foreign governments are considering a number of legislative and regulatory proposals. As a result, a number of laws or regulations may be adopted regarding:

     - the pricing and taxation of goods and services offered over the Web;

     - intellectual property ownership; and

     - the characteristics and quality of goods and services offered over the Web.

     Existing laws regarding property ownership, copyright, trademark, and trade secrets may be applied to the Web. The adoption of new laws or the adaptation of existing laws to the Web may decrease the growth in the use of the Web, which could in turn decrease the demand for our Web-based products, increase our cost of doing business, or otherwise adversely impact our ability to become profitable.

     The growth of Web-based commerce has been attributed by some to the lack of sales and value-added taxes on interstate sales of goods and services over the Web. Numerous state and local authorities have expressed a desire to impose such taxes on sales to consumers and businesses in their jurisdictions. The Internet Tax Non-Discrimination Act prevents imposition of such taxes through November 2003. If the federal moratorium on state and local taxes on Web sales is not renewed, or if it is terminated before its expiration, then sales of goods and services over the Web could be subject to multiple overlapping tax schemes, which could substantially hinder the growth of Web-based commerce, including sales of subscriptions to our Web-based products.

     WE HAVE LIMITED EXPERIENCE OPERATING INTERNATIONALLY, WHICH MAY MAKE IT DIFFICULT AND COSTLY TO EXPAND IN OTHER COUNTRIES

     To date, we have derived almost all of our revenue from sales to customers in North America. As part of our business strategy, we plan to expand our international operations, focusing initially on the European market. We face many barriers to competing successfully internationally, including:

     - varying technology standards and capabilities;

     - insufficient or unreliable telecommunications infrastructure and Web access;

     - difficulties staffing and managing foreign operations;

     - fluctuations in currency exchange rates;

     - reduced  protection for  intellectual property rights  in some countries;
       and

     - import and export restrictions and tariffs.

     As a result of these factors, we may not be able to successfully market, sell, or deliver our products in international markets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     For the twelve months ended December 31, 2002, revenue from foreign customers approximated 15% of our total revenue. We have not had any material exposure to factors such as changes in foreign currency exchange rates in foreign markets. However, in future periods, we expect to increase sales in foreign markets, including Canada and Europe. As our sales are made in U.S. dollars, a strengthening of the U.S. dollar could cause our products to be less attractive in foreign markets. At December 31, 2002, a total of $2.0 million of outstanding debt accrues interest based on the prime rate. Most of our cash equivalents, short-term investments, and capital lease obligations are at fixed interest rates. Therefore, the fair value of these investments is affected by changes in the market interest rates. However, because our investment portfolio is primarily composed of investments in money market funds and high-grade commercial paper with short maturities, we do not believe an immediate 10% change in market interest rates would have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                               PAGE
                                                              NUMBER
                                                              ------
PRINTCAFE SOFTWARE, INC.
Report of Independent Auditors..............................   F-2
Consolidated Balance Sheets as of December 31, 2002 and
  2001......................................................   F-3
Consolidated Statements of Operations for the years ended
  December 2002, 2001 and 2000..............................   F-4
Consolidated Statements of Changes in Stockholders'
  (Deficit) Equity for the years ended December 31, 2002,
  2001 and 2000.............................................   F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2001 and 2000..........................   F-8
Notes to Consolidated Financial Statements..................   F-9

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Printcafe Software, Inc.

     We have audited the accompanying consolidated balance sheets of Printcafe Software, Inc. and its subsidiaries as of December 31, 2001 and 2002 and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Printcafe Software, Inc. and its subsidiaries at December 31, 2001 and 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets.

                                                 /s/ ERNST & YOUNG LLP
Pittsburgh, Pennsylvania
March 10, 2003

                            PRINTCAFE SOFTWARE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001        2002
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   8,648   $   8,775
  Accounts receivable, net of allowance for doubtful
    accounts of $570 at December 31, 2001, and $470 at
    December 31, 2002.......................................      7,146      12,896
  Other current assets......................................      1,897       1,361
                                                              ---------   ---------
    Total current assets....................................     17,691      23,032
                                                              ---------   ---------
Property and equipment, net.................................      4,699       2,706
Purchased technology, net...................................     17,078       2,806
Customer lists, net.........................................     16,725       2,487
Goodwill, net...............................................     22,480      22,480
Other intangibles, net......................................        830         162
                                                              ---------   ---------
    Total assets............................................  $  79,503   $  53,673
                                                              =========   =========
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Line of credit............................................  $   2,000   $   2,000
  Accounts payable..........................................      2,492       2,099
  Accrued compensation and related taxes....................      1,047       1,470
  Accrued and other liabilities.............................      3,292       1,221
  Deferred revenue..........................................      9,109       9,653
  Restructuring reserve.....................................        487          67
  Current portion of long-term debt-related party...........         --       2,100
  Current portion of long-term debt.........................        184         326
  Current portion of capital lease obligations..............         65          33
                                                              ---------   ---------
    Total current liabilities...............................     18,676      18,969
                                                              ---------   ---------
Long-term debt-related party, net of debt origination costs
  of $2,561 at December 31, 2001, and $3,507 at December 31,
  2002).....................................................     33,039      12,743
Long-term debt..............................................        326          --
Obligations under capital leases............................         34          --
Stock purchase plan.........................................        125           2
Redeemable preferred stock..................................    132,676          --
Stockholders' (deficit) equity:
  Series A convertible preferred stock, $0.0001 par value;
    2,455,798 shares authorized at December 31, 2001 and no
    shares authorized at December 31, 2002; 2,455,798 shares
    issued and outstanding at December 31, 2001 and no
    shares issued and outstanding at December 31, 2002......         --          --
  Series A-1 convertible preferred stock, $0.0001 par value;
    10,090,707 shares authorized at December 31, 2001 and no
    shares authorized at December 31, 2002; 9,815,249 shares
    issued at December 31, 2001 and no shares issued at
    December 31, 2002; 9,609,558 shares outstanding at
    December 31, 2001 and no shares outstanding at December
    31, 2002................................................          1          --
  Class A common stock, $.0001 par value; 100,000,000 shares authorized at December 31, 2001 and December 31, 2002;
    162,970 and 10,643,608 shares issued at December 31,
    2001 and December 31, 2002, respectively; 156,548, and
    10,632,877 shares outstanding at December 31, 2001 and
    December 31, 2002, respectively.........................         --           1
  Additional paid-in capital................................     76,095     253,823
  Warrants..................................................      8,651       8,677
  Deferred compensation.....................................       (100)     (3,836)
Accumulated other comprehensive loss:
  Foreign translation adjustment............................        (50)        (46)
  Retained deficit..........................................   (187,692)   (234,690)
  Treasury stock, 6,422 and 10,731 shares of common stock at
    December 31, 2001 and December 31, 2002, respectively,
    205,691 and no shares of Series A-1 convertible
    preferred stock at December 31, 2001 and
  December 31, 2002, respectively...........................     (1,808)     (1,930)
  Notes receivable from stockholders........................       (470)        (40)
                                                              ---------   ---------
    Total stockholders' (deficit) equity....................   (105,373)     21,959
                                                              ---------   ---------
    Total liabilities and stockholders' (deficit) equity....  $  79,503   $  53,673
                                                              =========   =========

                            See accompanying notes.

                            PRINTCAFE SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEARS ENDED DECEMBER 31,
                                                             ------------------------------------
                                                                2000        2001         2002
                                                             ----------   ---------   -----------
                                                             (IN THOUSANDS EXCEPT PER SHARE DATA)
Revenue:
  License and subscription.................................  $   8,880    $ 18,103    $   21,119
  Maintenance..............................................     15,239      20,601        21,701
  Professional services and other..........................      1,215       3,164         3,701
                                                             ---------    --------    ----------
     Total revenue.........................................     25,334      41,868        46,521
Cost of revenue:
  License and subscription.................................      2,684       3,936         3,650
  Maintenance..............................................      7,337       6,088         5,091
  Professional services and other..........................        637       1,572         1,636
                                                             ---------    --------    ----------
     Total cost of revenue.................................     10,658      11,596        10,377
                                                             ---------    --------    ----------
Gross profit...............................................     14,676      30,272        36,144
Operating expenses:
  Sales and marketing (exclusive of warrant expense of
     $3,841, $1,054 and $26 for the years ended December
     31, 2000, 2001 and 2002, respectively)................     20,542      19,114        16,989
  Research and development.................................     11,307      12,180        12,003
  General and administrative (exclusive of stock-based
     compensation expense of $866, $49 and $1,360 for the
     years ended December 31, 2000, 2001 and 2002,
     respectively).........................................     24,525       7,645         6,193
  Depreciation.............................................      2,060       3,821         2,922
  Amortization.............................................     39,481      49,052        29,511
  Stock-based compensation and warrants....................      5,144       1,103         1,386
  Restructuring charge.....................................      1,185       2,098           525
                                                             ---------    --------    ----------
     Total operating expenses..............................    104,244      95,013        69,529
                                                             ---------    --------    ----------
Loss from operations.......................................    (89,568)    (64,741)      (33,385)
Other income (expense):
  Amortization of debt origination fees -- related party...         --          --        (3,300)
  Interest income (expense), net...........................        336         127           (55)
  Interest expense -- related party........................     (6,253)     (5,434)       (3,588)
  Other....................................................       (233)         45          (469)
                                                             ---------    --------    ----------
     Total other expense...................................     (6,150)     (5,262)       (7,412)
                                                             ---------    --------    ----------
Net loss...................................................    (95,718)    (70,003)      (40,797)
Accretion of redeemable preferred stock....................     (4,858)     (5,635)       (6,201)
                                                             ---------    --------    ----------
Net loss attributable to common stock......................  $(100,576)   $(75,638)   $  (46,998)
                                                             =========    ========    ==========
Net loss per share, basic and diluted......................  $ (687.66)   $(468.67)   $    (8.11)
Weighted average shares used to compute basic and diluted
  loss per share...........................................    146,258     161,390     5,796,658

                            See accompanying notes.

                            PRINTCAFE SOFTWARE, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

                              SERIES A         SERIES A-1                            CLASS A           CLASS C
                              PREFERRED         PREFERRED       COMMON STOCK      COMMON STOCK      COMMON STOCK     ADDITIONAL
                           ---------------   ---------------   ---------------   ---------------   ---------------    PAID-IN
                           SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL
                           ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ----------
                                                                      (IN THOUSANDS)
Balance at December 31,
  1999...................   2,456    $--      9,725    $ 1       58      $--         --    $--       --      $--      $ 18,055
Reclassification of
  common stock...........      --     --         --     --      (58)      --         58     --       --       --            --
Repurchase of 190,948
  shares of Series A-1
  preferred stock........      --     --         --     --       --       --         --     --       --       --            --
Issuance of common stock
  for acquisitions.......      --     --         --     --       --       --         79     --       --       --        43,571
Issuance of common
  stock..................      --     --         --     --       --       --          4     --       17       --        11,928
Issuance of common stock
  for services...........      --     --         --     --       --       --          5     --       --       --         1,174
Exercise of stock
  options................      --     --         31     --       --       --         --     --       --       --            40
Sale of stock to 401(k)
  plan...................      --     --         53     --       --       --         --     --       --       --           306
Accretion of 401(k)
  plan...................      --     --         --     --       --       --         --     --       --       --          (229)
Repurchase of 14,653
  shares of Series A-1
  preferred stock from
  401(k) plan............      --     --         --     --       --       --         --     --       --       --            --
Stock-based
  compensation...........      --     --         --     --       --       --         --     --       --       --         1,015
Amortization of
  stock-based
  compensation...........      --     --         --     --       --       --         --     --       --       --            --
Issuance of warrants.....      --     --         --     --       --       --         --     --       --       --            --
Interest on note
  receivable.............      --     --         --     --       --       --         --     --       --       --            --
Repayment of note
  receivable, net of
  interest...............      --     --         --     --       --       --         --     --       --       --            --
Accretion of redeemable
  preferred stock........      --     --         --     --       --       --         --     --       --       --            --
Net loss.................      --     --         --     --       --       --         --     --                --            --
Foreign currency
  translation
  adjustment.............      --     --         --     --       --       --         --     --       --       --            --
    Total comprehensive
      loss...............      --     --         --     --       --       --         --     --       --       --            --
                           ------    ---     ------    ---      ---      ---     ------    ---      ---      ---      --------
Balance at December 31,
  2000...................   2,456     --      9,809      1       --       --        146     --       17       --        75,860

                                                      ACCUMULATED                              NOTES
                                                         OTHER                               RECEIVABLE
                                        DEFERRED     COMPREHENSIVE   RETAINED    TREASURY       FROM
                           WARRANTS   COMPENSATION       LOSS         DEFICIT     STOCK     STOCKHOLDERS     TOTAL
                           --------   ------------   -------------   ---------   --------   ------------   ---------
                                                                (IN THOUSANDS)
Balance at December 31,
  1999...................  $    --      $    --          $ --        $ (11,478)  $    --      $(1,721)     $   4,857
Reclassification of
  common stock...........       --           --            --               --        --           --             --
Repurchase of 190,948
  shares of Series A-1
  preferred stock........       --           --            --               --    (1,107)          --         (1,107)
Issuance of common stock
  for acquisitions.......       --           --            --               --        --           --         43,571
Issuance of common
  stock..................       --           --            --               --        --           --         11,928
Issuance of common stock
  for services...........       --           --            --               --        --           --          1,174
Exercise of stock
  options................       --           --            --               --        --           --             40
Sale of stock to 401(k)
  plan...................       --           --            --               --        --           --            306
Accretion of 401(k)
  plan...................       --           --            --               --        --           --           (229)
Repurchase of 14,653
  shares of Series A-1
  preferred stock from
  401(k) plan............       --           --            --               --       (59)          --            (59)
Stock-based
  compensation...........       --       (1,015)           --               --        --           --             --
Amortization of
  stock-based
  compensation...........       --          866            --               --        --           --            866
Issuance of warrants.....    6,220           --            --               --        --           --          6,220
Interest on note
  receivable.............       --           --            --               --        --          (86)           (86)
Repayment of note
  receivable, net of
  interest...............       --           --            --               --        --          335            335
Accretion of redeemable
  preferred stock........       --           --            --           (4,858)       --           --         (4,858)
Net loss.................       --           --            --          (95,718)       --           --        (95,718)
Foreign currency
  translation
  adjustment.............       --           --           (33)              --        --           --            (33)
                                                                                                           ---------
    Total comprehensive
      loss...............       --           --            --               --        --           --        (95,751)
                           -------      -------          ----        ---------   -------      -------      ---------
Balance at December 31,
  2000...................    6,220         (149)          (33)        (112,054)   (1,166)      (1,472)       (32,793)

                            PRINTCAFE SOFTWARE, INC.
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY -- (CONTINUED)

                              SERIES A         SERIES A-1                            CLASS A           CLASS C
                              PREFERRED         PREFERRED       COMMON STOCK      COMMON STOCK      COMMON STOCK     ADDITIONAL
                           ---------------   ---------------   ---------------   ---------------   ---------------    PAID-IN
                           SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL
                           ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ----------
                                                                      (IN THOUSANDS)
Reclassification of
  common stock...........      --    $--         --    $--       --      $--         17    $--      (17)     $--      $     --
Issuance of common stock
  as legal settlement....      --     --         --     --       --       --         --     --       --       --            15
Exercise of warrants for
  redeemable preferred
  stock..................      --     --         --     --       --       --         --     --       --       --            --
Repurchase of 6,422
  shares of common
  stock..................      --     --         --     --       --       --         --     --       --       --            --
Interest on notes
  receivable.............      --     --         --     --       --       --         --     --       --       --            --
Exercise of stock
  options................      --     --          7     --       --       --         --     --       --       --            11
Accretion of 401(k)
  plan...................      --     --         --     --       --       --         --     --       --       --           209
Amortization of
  stock-based
  compensation...........      --     --         --     --       --       --         --     --       --       --            --
Issuance of warrants.....      --     --         --     --       --       --         --     --       --       --            --
Repayment (issuance) of
  note receivable........      --     --         --     --       --       --         --     --       --       --            --
Accretion of redeemable
  preferred stock........      --     --         --     --       --       --         --     --       --       --            --
Net loss.................      --     --         --     --       --       --         --     --       --       --            --
Foreign currency
  translation
  adjustment.............      --     --         --     --       --       --         --     --       --       --            --
    Total comprehensive
      loss...............      --     --         --     --       --       --         --     --       --       --            --
                           ------    ---     ------    ---      ---      ---     ------    ---      ---      ---      --------
Balance at December 31,
  2001...................   2,456     --      9,816      1       --       --        163     --       --       --        76,095

                                                      ACCUMULATED                              NOTES
                                                         OTHER                               RECEIVABLE
                                        DEFERRED     COMPREHENSIVE   RETAINED    TREASURY       FROM
                           WARRANTS   COMPENSATION       LOSS         DEFICIT     STOCK     STOCKHOLDERS     TOTAL
                           --------   ------------   -------------   ---------   --------   ------------   ---------
                                                                (IN THOUSANDS)
Reclassification of
  common stock...........  $    --      $    --          $ --        $      --   $    --      $    --      $      --
Issuance of common stock
  as legal settlement....       --           --            --               --        --           --             15
Exercise of warrants for
  redeemable preferred
  stock..................   (2,283)          --            --               --        --           --         (2,283)
Repurchase of 6,422
  shares of common
  stock..................       --           --            --               --      (642)          --           (642)
Interest on notes
  receivable.............       --           --            --               --        --         (110)          (110)
Exercise of stock
  options................       --           --            --               --        --           --             11
Accretion of 401(k)
  plan...................       --           --            --               --        --           --            209
Amortization of
  stock-based
  compensation...........       --           49            --               --        --           --             49
Issuance of warrants.....    4,714           --            --               --        --           --          4,714
Repayment (issuance) of
  note receivable........       --           --            --               --        --        1,112          1,112
Accretion of redeemable
  preferred stock........       --           --            --           (5,635)       --           --         (5,635)
Net loss.................       --           --            --          (70,003)       --           --        (70,003)
Foreign currency
  translation
  adjustment.............       --           --           (17)              --        --           --            (17)
                                                                                                           ---------
    Total comprehensive
      loss...............       --           --            --               --        --           --        (70,020)
                           -------      -------          ----        ---------   -------      -------      ---------
Balance at December 31,
  2001...................    8,651         (100)          (50)        (187,692)   (1,808)        (470)      (105,373)

                            PRINTCAFE SOFTWARE, INC.
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY -- (CONTINUED)

                              SERIES A         SERIES A-1                            CLASS A           CLASS C
                              PREFERRED         PREFERRED       COMMON STOCK      COMMON STOCK      COMMON STOCK     ADDITIONAL
                           ---------------   ---------------   ---------------   ---------------   ---------------    PAID-IN
                           SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL
                           ------   ------   ------   ------   ------   ------   ------   ------   ------   ------   ----------
                                                                      (IN THOUSANDS)
Interest on note
  receivable.............      --    $--         --    $--       --      $--         --    $--       --      $--      $     --
Valuation adjustment to
  shareholder notes
  receivable.............      --     --         --     --       --       --         --     --       --       --            --
Stock-based compensation,
  net of forfeitures.....      --     --         --     --       --       --         --     --       --       --         5,096
Amortization of
  stock-based
  compensation, net of
  forfeitures............      --     --         --     --       --       --         --     --       --       --            --
Repayment of note
  receivable.............      --     --         --     --       --       --         --     --       --       --            --
Accretion of redeemable
  preferred stock........      --     --         --     --       --       --         --     --       --       --            --
Repurchase of 1,222
  shares of common stock
  from 401(k) plan.......      --     --         --     --       --       --         --     --       --       --           122
Issuance of warrants.....      --     --         --     --       --       --         --     --       --       --            --
Conversion of preferred
  stock into common stock
  at IPO.................  (2,456)    --     (9,816)    (1)      --       --      6,692      1       --       --       139,530
Issuance of common stock
  for IPO................      --     --         --     --       --       --      3,750     --       --       --        32,935
Issuance of shares in
  employee stock purchase
  plan...................      --     --         --     --       --       --         38     --       --       --            45
Net loss.................      --     --         --     --       --       --         --     --       --       --            --
Foreign currency
  translation
  adjustment.............      --     --         --     --       --       --         --     --       --       --            --
    Total comprehensive
      loss...............      --     --         --     --       --       --         --     --       --       --            --
                           ------    ---     ------    ---      ---      ---     ------    ---      ---      ---      --------
Balance at December 31,
  2002...................      --    $--         --    $--       --      $--     10,643    $ 1       --      $--      $253,823
                           ======    ===     ======    ===      ===      ===     ======    ===      ===      ===      ========

                                                      ACCUMULATED                              NOTES
                                                         OTHER                               RECEIVABLE
                                        DEFERRED     COMPREHENSIVE   RETAINED    TREASURY       FROM
                           WARRANTS   COMPENSATION       LOSS         DEFICIT     STOCK     STOCKHOLDERS     TOTAL
                           --------   ------------   -------------   ---------   --------   ------------   ---------
                                                                (IN THOUSANDS)
Interest on note
  receivable.............  $    --      $    --          $ --        $      --   $    --      $   (18)     $     (18)
Valuation adjustment to
  shareholder notes
  receivable.............       --           --            --               --        --          393            393
Stock-based compensation,
  net of forfeitures.....       --       (5,096)           --               --        --           --             --
Amortization of
  stock-based
  compensation, net of
  forfeitures............       --        1,360            --               --        --           --          1,360
Repayment of note
  receivable.............       --           --            --               --        --           55             55
Accretion of redeemable
  preferred stock........       --           --            --           (6,201)       --           --         (6,201)
Repurchase of 1,222
  shares of common stock
  from 401(k) plan.......       --           --            --               --      (122)          --             --
Issuance of warrants.....       26           --            --               --        --           --             26
Conversion of preferred
  stock into common stock
  at IPO.................       --           --            --               --        --           --        139,530
Issuance of common stock
  for IPO................       --           --            --               --        --           --         32,935
Issuance of shares in
  employee stock purchase
  plan...................       --           --            --               --        --           --             45
Net loss.................       --           --            --          (40,797)       --           --        (40,797)
Foreign currency
  translation
  adjustment.............       --           --             4               --        --           --              4
                                                                                                           ---------
    Total comprehensive
      loss...............       --           --            --               --        --           --        (40,793)
                           -------      -------          ----        ---------   -------      -------      ---------
Balance at December 31,
  2002...................  $ 8,677      $(3,836)         $(46)       $(234,690)  $(1,930)     $   (40)     $  21,959
                           =======      =======          ====        =========   =======      =======      =========

                            See accompanying notes.

                            PRINTCAFE SOFTWARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       2001       2002
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(95,718)  $(70,003)  $(40,797)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................    41,541     52,873     32,433
  Provision for doubtful accounts...........................       935        576        592
  Valuation adjustment to stockholder note receivable.......        --         --        393
  Common stock issued for services..........................     1,174         15         --
  Issuance of warrants......................................     6,220      2,431         26
  Stock-based compensation..................................       866         49      1,360
  Interest expense on note receivable from stockholders.....       (86)      (110)       (18)
  Interest accretion on related party debt discount.........        --         --      3,300
Changes in assets and liabilities, net of effects from
  acquisition of business:
  Accounts receivable.......................................       520     (1,642)    (6,353)
  Receivables from related parties..........................       335         --         --
  Other assets..............................................       138       (237)       536
  Accounts payable..........................................       665     (3,114)      (393)
  Accrued liabilities.......................................     1,796       (115)    (1,645)
  Restructuring reserve.....................................       638       (151)      (420)
  Deferred revenue..........................................     1,256      1,565        337
                                                              --------   --------   --------
    Net cash used in operating activities...................   (39,720)   (17,863)   (10,649)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired.............   (23,705)        --       (307)
Issuance of note receivable to management...................        --       (642)        --
Proceeds from notes receivable repayment by stockholder.....        --      1,112         55
Intellectual property acquisition costs.....................    (1,200)      (950)        --
Purchase of property, plant, and equipment..................    (5,100)    (1,539)      (734)
                                                              --------   --------   --------
    Net cash used in investing activities...................   (30,005)    (2,019)      (986)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt--related party...........................        --     23,600         --
Principal payments on debt--related party...................    (3,920)   (30,099)   (17,800)
Principal payments on debt..................................      (891)      (170)      (184)
Net proceeds from line of credit............................     1,500         --         --
Principal payments on capital lease obligations.............      (238)      (268)       (66)
Repurchase of employee stock under 401(k) plan..............        --         --       (122)
Proceeds from issuance of shares under employee stock
  purchase plan.............................................        --         --         45
Repurchase of common and preferred stock....................    (1,166)        --         --
Issuance of common stock....................................    12,234         --     32,935
Net proceeds from bridge loans..............................    15,000         --         --
Issuance of redeemable preferred stock......................    62,372     20,527        654
Debt origination costs--related party.......................        --       (277)    (3,700)
Exercise of stock options...................................        40         11         --
                                                              --------   --------   --------
    Net cash provided by financing activities...............    84,931     13,324     11,762
                                                              --------   --------   --------
Increase (decrease) in cash and cash equivalents............    15,206     (6,558)       127
Cash and cash equivalents--beginning of year................        --     15,206      8,648
                                                              --------   --------   --------
Cash and cash equivalents--end of year......................  $ 15,206   $  8,648   $  8,775
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $  4,571   $  4,713   $  3,500
NONCASH INVESTING AND FINANCING ACTIVITIES:
Assets recorded under capital leases........................       411         --         --
Common stock issued for acquisitions........................    43,571         --         --
Warrants attached to debt...................................        --      2,283         --
Accretion of redeemable preferred stock.....................     4,858      5,635      6,201
Accretion of 401(k) plan....................................       229       (209)        --
Common stock received in satisfaction of receivable from
  related party.............................................        --        642         --

                            See accompanying notes.

                            PRINTCAFE SOFTWARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

  NATURE OF BUSINESS

     Printcafe Software, Inc. (the Company) provides software solutions designed specifically for the printing industry supply chain. The Company's procurement applications, which are designed for print buyers, integrate with its software solutions designed for printers, and facilitate collaboration between printers and print buyers over the Web. The Company's enterprise resource planning and collaborative supply chain software solutions are designed to enable printers and print buyers to lower costs and improve productivity.

  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after the elimination of all significant intercompany balances and transactions. Amounts within the financial statements and footnote disclosures have been recorded in thousands except for the share and per share data.

  REVENUE RECOGNITION

     The Company's revenue recognition policy is governed by Statement of Position (SOP) 97-2, Software Revenue Recognition, issued by the American Institute of Certified Public Accountants (AICPA). The Company derives its revenues from licenses and subscriptions for its products as well as from the provision of related services, including installation and training, consulting, customer support, and maintenance contracts. Revenues are recognized only if persuasive evidence of an agreement exists, delivery has occurred, all significant vendor obligations are satisfied, the fee is fixed, determinable, and collectible and there is vendor-specific objective evidence (VSOE) to support the allocation of the total fee to a multi-element arrangement. The Company does not have VSOE for the license component or the fixed price installation component and these have historically been sold bundled together with post-contract support. Therefore, the Company follows the residual method as outlined in SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions, under which revenue is allocated to the undelivered elements and the residual amounts of revenue are allocated to the delivered elements. Many of the Company's agreements include warranty provisions. Historically, these provisions have not had a significant impact on the Company's revenue recognition. In those instances where customer acceptance may be in question, all revenue relating to that arrangement is deferred until the warranty period has expired. Additional revenue recognition criteria by revenue type are listed below.

  License and subscription revenue

     License and subscription revenue includes fees for perpetual licenses and periodic subscriptions. The Company recognizes revenues on license fees after a license agreement has been signed, the product has been delivered, the fee is fixed, determinable and collectible, and there is VSOE to support the allocation of the total fee to a multielement arrangement (if applicable). If VSOE cannot be obtained for certain elements of the contract, the Company recognizes revenue using the residual method under which revenue is allocated to the undelivered elements and the residual amounts of revenue are allocated to the delivered elements. The Company recognizes revenues on periodic subscriptions over the subscription term for unlimited subscriptions and based on the value of orders processed for its customers through the system for limited subscriptions. Revenue is recognized for subscription orders processed through resellers over the subscription term of the underlying agreement, beginning upon installation.

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

  Professional services and other revenue

     Professional services and other revenue is derived from variable fees for installation, training, and consulting. Revenue for professional services such as installation and training, system integration projects, and consulting is primarily recognized as the services are performed. If these services are part of a multielement contract under which VSOE cannot be obtained for certain elements, they may be deferred either until acceptance of any related software or over the license period.

  SHIPPING AND HANDLING COSTS

     Shipping and handling costs are expensed as incurred and are included in license and subscription cost of revenue.

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash and interest-bearing money market deposits with financial institutions having original maturities of 90 days or less. The balance at December 31, 2001 included approximately $7,200 of cash received on January 2, 2002 in connection with the issuance of Series F preferred stock (Note 12). Cash equivalents are stated at cost, which approximates market value. The amounts held by major financial institutions may exceed the amount of insurance provided on such deposits. These deposits may generally be redeemed upon demand and, therefore, are subject to minimal risk.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     For certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, recorded amounts approximate fair value due to the relative short maturity period. On May 31, 2002 and June 10, 2002, the Company entered into new agreements for its related party debt (Note 9). As a result, the carrying amount of this debt approximates market value as of fiscal year end 2002. The carrying amount of the line of credit approximates market value because it has an interest rate that varies with market interest rates. The fair values of the obligations under capital leases are estimated based on current interest rates available to the Company for debt instruments with similar terms, degrees of risk, and remaining maturities. The carrying values of these obligations approximate their respective fair values. The estimated fair values may not be representative of the actual values of these financial instruments that could have been realized as of the period end or that will be realized in the future.

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is computed using the straight-line and accelerated methods over the estimated useful lives of the related assets (generally three to five years). Leasehold improvements are amortized over the lesser of their useful lives or the remaining term of the lease. Amortization of assets recorded under capital leases is included in depreciation expense. Upon disposal, assets and related accumulated depreciation are removed from the Company's accounts and the resulting gains or losses are reflected in the statement of operations.

  IDENTIFIED INTANGIBLE ASSETS, PURCHASED TECHNOLOGY AND GOODWILL

     Identified intangible assets, purchased technology and goodwill are related mainly to the business acquisitions discussed in Note 3. Amortization of identified intangible assets and purchased technology is recorded on a straight-line basis over the estimated useful lives (generally three years) of the remaining assets. Goodwill represents the excess of cost over the fair value of net intangible and identifiable intangible assets of acquired businesses. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). Prior to the adoption of SFAS No. 142, the Company amortized goodwill over its estimated useful life of three years. Upon adoption of SFAS No. 142, the Company performed an initial impairment analysis. Under SFAS No. 142, goodwill is no longer amortized to expense, but is instead subjected to a periodic impairment test at least annually. The impairment test is a two-step process, which analyzes whether or not goodwill has been impaired. Step one requires that the fair value be compared to book value. If the fair value is higher than the book value, no impairment is indicated and there is no need to perform the second step of the process. If the fair value is lower than the book value, step two must be evaluated. Step two requires the fair value to be allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the goodwill. This implied fair value is then compared with the carrying amount, and if it were less, the Company would then recognize an impairment loss. Annually, the goodwill is tested for impairment in the fourth quarter.

  IMPAIRMENT OF LONG-LIVED ASSETS

     Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). This Statement supercedes or amends existing accounting literature related to the impairment and disposal of long-lived assets.

     In accordance with SFAS No. 144, whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, the Company reviews its long-lived assets for impairment by first comparing the carrying value of the assets to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. If the carrying value exceeds the sum of the assets' undiscounted cash flows, the Company estimates an impairment loss by taking the difference between the carrying value and fair value of the assets. No impairment charge has been recorded in any of the periods presented.

  STOCK-BASED COMPENSATION AND WARRANTS

     The Company has adopted SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure (SFAS No. 148) and the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No.
123). SFAS No. 123 permits the Company to continue accounting for stock-based compensation as set forth in APB Opinion No. 25, Accounting for Stock Issued to Employees, provided the Company discloses the pro forma effect on net income and earnings per share of adopting the full provisions of SFAS No. 123. Accordingly, the Company continues to account for stock-based compensation under APB Opinion No. 25 and has provided the required pro forma disclosures. The Company accounts for equity instruments issued to nonemployees and pursuant to strategic alliance arrangements in accordance with the provisions of SFAS No. 123, Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services, and Emerging Issues Task Force (EITF) No. 01-9, Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor's Product.

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based awards (Note 13).

                                                                 DECEMBER 31,
                                                         ----------------------------
                                                           2000      2001      2002
                                                         --------   -------   -------
Reported net loss attributable to common stock.........  $100,576   $75,638   $46,998
Eliminate: Stock-based compensation expense included in
  reported net loss....................................       866        49     1,360
Apply: Total stock-based compensation expense
  determined under fair value method for all awards....     3,067     4,557     5,766
                                                         --------   -------   -------
Pro Forma net loss.....................................  $102,777   $80,146   $51,404
                                                         ========   =======   =======
Basic and diluted loss per share:
  Basic and diluted, as reported.......................  $ 687.66   $468.67   $  8.11
  Basic and diluted, pro forma.........................  $ 702.71   $496.60   $  8.87

  SOFTWARE DEVELOPMENT COSTS

     Costs for the development of new software products and substantial enhancements to existing software products are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized in accordance with SFAS No. 86, Computer Software to be Sold, Leased or Otherwise Marketed. Because the Company believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date, with the exception of the technology acquired from acquisitions (Note 3). The value of the purchased technology was capitalized and is being amortized on a straight-line basis over three years (its estimated useful life).

  INCOME TAXES

     The Company follows the liability method of accounting for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes.

     Under SFAS No. 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax laws and rates applicable to the periods in which the differences are expected to reverse. The Company provides for a valuation allowance to reduce deferred tax assets to their estimated realizable value.

  CONCENTRATION OF CREDIT RISK

     For the years ended December 31, 2000, 2001, and 2002, revenues from foreign customers approximated 5%, 11%, and 15%, respectively, of the Company's total revenues.

     The Company does not require collateral from its customers. Credit losses related to such customers historically have been minimal and within management's expectations.

  ADVERTISING

     Advertising and promotion costs are expensed as incurred and totaled approximately $1,829, $1,437, and $1,146 for the years ended December 31, 2000, 2001, and 2002, respectively.

  FOREIGN CURRENCY TRANSLATION

     The functional currency of the Company's foreign subsidiaries is the local currency. The Company translates all assets and liabilities to U.S. dollars at the current exchange rates as of the applicable balance sheet date. Revenue and expenses are translated at the average of the beginning and ending exchange rate prevailing during the period. Gains and losses resulting from the translation of the foreign subsidiaries' financial statements are reported as a separate component of total other comprehensive loss in stockholder's equity. Net gains and losses resulting from foreign exchange transactions, which are recorded in the consolidated statements of operations, were not significant during any of the periods presented.

  COMPREHENSIVE LOSS

     The Company reports comprehensive income or loss in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. Comprehensive income or loss, as defined, includes all changes in equity (net assets) during a period from nonowner sources. Tax effects of other comprehensive income or loss are not considered material for any period.

  RECENT ACCOUNTING PRONOUNCEMENTS

  Debt extinguishment costs

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13 and Technical Corrections (SFAS No. 145). SFAS No. 145, which becomes effective for financial statements issued for fiscal years beginning after May 15, 2002 and requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under the provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. As of December 31, 2002, the Company early adopted SFAS No. 145 and reclassified an extraordinary loss of $1,143 recognized in the second quarter of 2002 to other expense.

  Exit and disposal activities

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146), which becomes effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred, rather than at the date of an entity's commitment to an exit plan. The Company does not believe that SFAS No. 146 will have a material impact on its financial position and results of operations.

  Stock-Based Compensation

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure (SFAS No. 148). SFAS No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the prior disclosure guidance and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the disclosure provisions are effective for interim and annual periods beginning after December 15, 2002. The Company has complied with the disclosure provisions of this standard in the consolidated financial statements.

  Guarantees

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others (FIN No. 45). FIN No. 45 clarifies and expands on existing disclosure requirements for guarantees, including loan guarantees. It also would require that, at the inception of a guarantee, the Company may need to recognize a liability for the fair value, of its obligation under that guarantee. The initial fair value recognition and measurement provisions will be applied on a prospective basis to certain guarantees issued or modified after December 31, 2002. The disclosure provisions are effective for financial statements of periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material impact on the Company's financial position, results of operations or cash flows.

  LOSS PER SHARE

     Basic and diluted loss per share have been computed using the weighted average number of shares of common stock outstanding during the period.
Potential common shares from conversion of convertible preferred stock and exercise of stock options and warrants are excluded from historical diluted net loss per share because they would be antidilutive. The total number of shares excluded from diluted net loss per share relating to these securities was 5,037,288, 6,892,403, and 2,125,833 shares for the years ended December 31, 2000, 2001, and 2002, respectively.

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

2. INITIAL PUBLIC OFFERING

     In June 2002, the Company issued 3,750,000 shares of its common stock at a price of $10.00 per share in its initial public offering. The company received approximately $32,950 in proceeds, net of underwriting discounts, commissions, and offering expenses. Simultaneously with the closing of the initial public offering, each outstanding share of preferred stock was automatically converted into common stock based upon the applicable conversion ratio (see Note 12). In connection with the offering, the Company repaid approximately $17,800 of related party debt (see Note 9)

3. ACQUISITIONS

     The number of shares of common stock and the valuations thereof, included in the acquisition information presented below, has been adjusted to reflect the one-for-thirty reverse split and the 1-for-2.22 reverse split that occurred in January 2002 and May 2002, respectively, and certain share calculations have been rounded.

  Programmed Solutions, Inc.

     On February 9, 2000, the Company acquired the outstanding common stock of Programmed Solutions, Inc. (PSI), a provider of software for the printing industry. The aggregate purchase price of $25,130 (including transaction costs of $130) consisted of 25,887 shares of common stock valued at $386.28 per share and $15,000 in cash. This transaction was accounted for as a purchase in accordance with APB 16. The excess of the purchase price over the fair value of assets acquired and liabilities assumed in the acquisition of $6,309 is classified as goodwill.

     The estimated fair value of the assets acquired and liabilities assumed of PSI are as follows:

                                                               AMOUNT
                                                               -------
Current assets (including cash of $398).....................   $ 2,517
Property and equipment......................................       649
Purchased technology........................................     9,569
Customer list...............................................     7,947
Goodwill....................................................     6,309
Other long-term assets......................................        81
Current liabilities.........................................    (1,942)
                                                               -------
                                                               $25,130
                                                               =======

  A.H.P. Systems, Inc.

     On March 8, 2000, the Company acquired the outstanding common stock of A.H.P. Systems, Inc. (AHP), a provider of software for the printing industry. The aggregate purchase price of $4,446 (including transaction costs of $144) consisted of 5,954 shares of common stock valued at $588.08 per share and $800 in cash. This transaction was accounted for as a purchase in accordance with APB
16. The excess of the purchase price over the fair value of assets acquired and liabilities assumed in the acquisition of $4,429 is classified as goodwill.

     The estimated fair value of the assets acquired and liabilities assumed of AHP are as follows:

                                                               AMOUNT
                                                               -------
Current assets (including cash of $27)......................   $   412
Property and equipment......................................        23
Purchased technology........................................       632
Customer list...............................................       307
Goodwill....................................................     4,429
Other long-term assets......................................         3
Current liabilities.........................................    (1,360)
                                                               -------
                                                               $ 4,446
                                                               =======

  Hagen Systems, Inc.

     On March 9, 2000, the Company acquired the outstanding common stock of Hagen Systems, Inc. (Hagen), a provider of software for the printing industry. The aggregate purchase price of $40,561 (including transaction costs of $161) consisted of 34,689 shares of common stock valued at $588.08 per share, notes payable of $12,000 and $8,000 in cash. This transaction was accounted for as a purchase in accordance with APB 16. The excess of the purchase price over the fair value of assets acquired and liabilities assumed in the acquisition of $15,406 is classified as goodwill.

     The estimated fair value of the assets acquired and liabilities assumed of Hagen are as follows:

                                                               AMOUNT
                                                               -------
Current assets (including cash of $1,401)...................   $ 2,660
Property and equipment......................................       440
Purchased technology........................................    13,163
Customer list...............................................    11,857
Goodwill....................................................    15,406
Current liabilities.........................................    (2,965)
                                                               -------
                                                               $40,561
                                                               =======

  M Data, Inc. d/b/a PrintSmith

     On March 10, 2000, the Company acquired the outstanding common stock of M Data, Inc. (M Data), a provider of software for the printing industry. The aggregate purchase price of $11,174 (including transaction costs of $124) consisted of 2,555 shares of common stock valued at $782.55 per share, $7,000 in notes payable and $2,050 in cash. This transaction was accounted for as a purchase in accordance with APB 16. The excess of the purchase price over the fair value of assets acquired and liabilities assumed in the acquisition of $2,669 is classified as goodwill.

     The estimated fair value of the assets acquired and liabilities assumed of M Data are as follows:

                                                               AMOUNT
                                                               -------
Current assets (including cash of $57)......................   $   492
Property and equipment......................................       108
Purchased technology........................................     4,088
Customer list...............................................     4,491
Goodwill....................................................     2,669
Current liabilities.........................................      (674)
                                                               -------
                                                               $11,174
                                                               =======

  Logic Associates, Inc.

     On April 7, 2000, the Company acquired the outstanding common stock of Logic Associates, Inc. (Logic), a provider of software for the printing industry. The aggregate purchase price of $55,991 (including transaction costs of $223) consisted of 9,800 shares of common stock valued at $782.55 per share and $48,099 in notes payable. This transaction was accounted for as a purchase in accordance with APB 16. The excess of the purchase price over the fair value of assets acquired and liabilities assumed in the acquisition of $19,824 is classified as goodwill.

     The estimated fair value of the assets acquired and liabilities assumed of Logic are as follows:

                                                               AMOUNT
                                                               -------
Current assets (including cash of $1,045)...................   $ 3,000
Property and equipment......................................     2,445
Purchased technology........................................    16,155
Customer list...............................................    17,816
Goodwill....................................................    19,824
Other long-term assets......................................         4
Current liabilities.........................................    (2,281)
Long-term debt..............................................      (972)
                                                               -------
                                                               $55,991
                                                               =======

     Had these acquisitions taken place at the beginning of fiscal 2000 the unaudited pro forma results of operations would have been as follows for the year ended December 31, 2000.

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                                   2000
                                                               ------------
Revenue.....................................................    $  32,727
Operating loss..............................................      (81,750)
Net loss....................................................      (89,139)
Net loss attributable to common stock.......................      (93,997)
Pro forma loss per share, basic and diluted.................      (579.55)
Weighted average shares, basic and diluted..................      162,191

     The unaudited pro forma results are not necessarily indicative of the results of operations, which would have been reported had the acquisitions occurred prior to the beginning of the periods presented, and they are not intended to be indicative of future results.

4.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Activity in the allowance for doubtful accounts is as follows:

                                                               BALANCE
                                                               -------
Balance, December 31, 1999..................................    $ 250
Net charge to expense.......................................      935
Amounts written off.........................................     (500)
                                                                -----
Balance, December 31, 2000..................................    $ 685
Net charge to expense.......................................      576
Amounts written off.........................................     (691)
                                                                -----
Balance, December 31, 2001..................................      570
Net charge to expense.......................................      592
Amounts written off.........................................     (692)
                                                                -----
Balance, December 31, 2002..................................    $ 470
                                                                =====

5.  RECEIVABLES

     Receivables consist of the following:

                                                                DECEMBER 31,
                                                              ----------------
                                                               2001     2002
                                                              ------   -------
Billed receivables..........................................  $6,087   $11,948
Unbilled receivables........................................   1,629     1,418
                                                              ------   -------
                                                               7,716    13,366
Allowance for doubtful accounts.............................    (570)     (470)
                                                              ------   -------
                                                              $7,146   $12,896
                                                              ======   =======

     Unbilled receivables represent recorded revenue that is billable by the Company at future dates based on contractual payment terms.

6.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2001       2002
                                                              -------   --------
Buildings and leasehold improvements........................  $ 1,734   $  1,739
Equipment and fixtures......................................   12,602     13,545
                                                              -------   --------
                                                               14,336     15,284
Less accumulated depreciation...............................   (9,637)   (12,578)
                                                              -------   --------
                                                              $ 4,699   $  2,706
                                                              =======   ========

7.  IDENTIFIED INTANGIBLE ASSETS, PURCHASED TECHNOLOGY AND GOODWILL

     Identified intangible assets, purchased technology and goodwill relate mainly to the business acquisitions consummated in early 2000. Amortization is recorded on a straight-line basis over the estimated useful lives (generally three years) of the remaining assets and consists of the following as of December 31, 2001 and 2002:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2001       2002
                                                              --------   ---------
Customer list...............................................  $ 42,713   $  42,713
Purchased technology........................................    43,708      44,023
Patent......................................................     2,047       2,065
Goodwill....................................................    58,730      58,730
                                                              --------   ---------
                                                               147,198     147,531
Less accumulated depreciation...............................   (90,085)   (119,596)
                                                              --------   ---------
                                                              $ 57,113   $  27,935
                                                              ========   =========

     Effective July 1, 2001 and January 1, 2002, the Company adopted SFAS No. 141, Business Combinations (SFAS No. 141), and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), respectively. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. SFAS No. 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. There was no impairment of goodwill upon adoption of SFAS No. 142 in 2002.

     As required by SFAS 142, prior year results have not been restated. A reconciliation of the previously reported net loss and loss per common share for the years ended December 31, 2000 and 2001, as if SFAS No. 142 had been adopted as of January 1, 2000, is as follows:

                                                                 DECEMBER 31,
                                                         ----------------------------
                                                           2000      2001      2002
                                                         --------   -------   -------
Net loss:
  Reported net loss attributable to common stock.......  $100,576   $75,638   $46,998
  Goodwill amortization................................    16,653    19,576        --
                                                         --------   -------   -------
Adjusted net loss......................................  $ 83,923   $56,062   $46,998
                                                         ========   =======   =======
Basic and diluted loss per share:
  Reported net loss per share..........................  $ 687.66   $468.67   $  8.11
  Goodwill amortization................................    113.86    121.30        --
                                                         --------   -------   -------
Adjusted basic and diluted net loss per share..........  $ 573.80   $347.37   $  8.11
                                                         ========   =======   =======

8.  LINE OF CREDIT

     The Company's line of credit agreement has a maximum borrowing capacity of $2,000. The line of credit accrues interest at prime (4.25% at December 31, 2002). Interest is due monthly and the principal balance is due on demand. The line of credit is collateralized by substantially all of the Company's assets. As of December 31, 2001 and 2002, the entire $2,000 was outstanding.

9.  DEBT AND RELATED PARTY DEBT

     Long-term debt consists of the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2002
                                                              -------   -------
DEBT:
Note payable to bank, payable in monthly installments of $18 through July 2004 including interest at 7.62%,
  collateralized by substantially all of the Company's
  assets....................................................  $   510   $   326
Less current portion........................................      184       326
                                                              -------   -------
                                                              $   326   $    --
                                                              =======   =======
RELATED PARTY DEBT:
Notes payable to stockholders in connection with the
  acquisition of Hagen Systems, Inc.........................  $ 8,000   $    --
Notes payable to stockholders in connection with the
  acquisition of M Data, Inc................................    4,000        --
Notes payable to stockholders in connection with Certain
  debt refinancings which occurred in December 2001.........   23,600        --
Notes payable to stockholders in connection with the
  acquisition of M Data, Inc., due in twenty-four successive monthly installments of $175 commencing January 1, 2003,
  plus interest at 8%.......................................       --     4,200
Notes payable to stockholders in connection with the
  acquisition of Hagen Systems, Inc. due in January 2004.
  Current interest is due and payable at 8% and is payable
  in monthly installments Collateralized by substantially
  all of the Company's assets...............................       --     2,350
Note payable to stockholder due in January 2004. Current
  interest is due and payable at 4% and is payable in
  quarterly installments commencing September 2002.
  Collateralized by substantially all of the Company's
  assets....................................................       --    11,800
                                                              -------   -------
                                                               35,600    18,350
Less current portion........................................       --     2,100
Less debt origination costs.................................    2,561     3,507
                                                              -------   -------
                                                              $33,039   $12,743
                                                              =======   =======

     The note payable to the bank includes various restrictive covenants, which among other things require the Company to maintain a certain debt service coverage ratio. At December 31, 2001 and 2002, the Company was not in compliance with this covenant. The bank waived compliance with this covenant through January 1, 2004.

     During 2001, the Company received bridge loans in the amount of $4,500 from certain Series B, C, D, and E-1 preferred stockholders. The bridge loans bore interest at 12% and converted into $2,250 of long-term stockholder debt and 562,500 shares of Series F preferred stock at $4.00 per share on December 31, 2001. The Company issued warrants to purchase 9,382 shares of common stock and 75,000 shares of Series E-1 preferred stock shares in conjunction with these bridge loans which were valued at $1,161, using the Black-Scholes valuation model with the following assumptions: volatility of 1.0; no expected dividend yield; risk-free interest rate of 5.09%; and an estimated life of ten years (Note 14). The estimated fair value of these warrants was recorded as interest expense in 2001.

     At the close of business on December 31, 2001, the Company entered into new agreements for its related-party debt. Notes payable to stockholders issued in connection with the acquisition of Logic totaling $23,604 were repaid along with $4,000 of the outstanding notes payable to stockholders issued in connection with the acquisition of Hagen. In addition, new agreements were entered into with the former stockholders of Hagen and M Data. Accordingly, new payment periods and interest rates related to the remaining $8,000 of debt for Hagen and $4,000 of debt for M Data were established as disclosed above. Funds used for the repayments were obtained from a $23,600 note payable issued to Iris Graphics, a subsidiary of one of the Company's stockholders, and the issuance of 3,722,096 shares of Series F preferred stock at $4 per share (Note 12). The financial statements reflect these transactions as of December 31, 2001, in accordance with the terms of the agreements described above. The related cash transfers occurred on January 2, 2002. The Iris Graphics note included financial covenants based on cash flows and revenues. At December 31, 2001, the Company was not in compliance with the quarterly cash flow covenant, which would have resulted in an additional 3% of interest until the default was cured. Iris Graphics waived compliance with this covenant through March 31, 2002. In conjunction with incurrence of the debt, Iris Graphics was also issued a warrant to purchase 570,874 shares of Series F preferred stock at an exercise price of $.01 per share. The estimated fair value of this warrant of $2,283 will be recorded to interest expense over the term of the related debt (Note 14).

     On May 31, 2002 and June 10, 2002, the Company executed agreements with certain of its debt holders to modify the terms of certain related-party debt, effective upon the completion of the Company's initial public offering. An amendment to the promissory note issued to the former shareholders of M Data, dated as of May 31, 2002, provided for an increase in the principal amount of the note to $4,200 from $4,000 in return for a reduction in the annual interest rate to 8.0% from 12.0%. Principal payments are due in 24 equal installments commencing January 2003. Interest is payable monthly beginning June 2002. The $200 increase in principal was accounted for as deferred interest and will be amortized as interest expense in addition to the 8.0% stated rate over the remaining term of the loan (resulting in an effective annual interest rate of approximately 11.1%).

     An amendment to the credit agreement with Iris Graphics, dated as of June 10, 2002: (i) reduced the annual interest rate to a fixed rate of 4.0%; (ii) provided for the payment of a total of $11,800 of the outstanding principal balance of $23,600 at December 31, 2001 and all accrued and deferred interest upon the completion of the Company's initial public offering; and (iii) eliminated the financial condition covenants associated with the original loan. In return, the Company agreed to pay a $3,700 restructuring fee upon completion of the Company's initial public offering. The restructuring fee was accounted for as deferred interest and will be amortized as interest expense in addition to the stated 4.0% rate over the remaining term of the loan (resulting in an effective annual interest rate of approximately 23.8%). The $11,800 remaining principal balance is due in one installment on January 2, 2004. Interest is payable quarterly beginning in June 2002. The covenants under the amended agreement provide certain limitations on the Company's product development and capital expenditures, future investments and certain other financial criteria.

     In connection with this amendment and subsequent repayment, the Company wrote off approximately $1,143 of debt origination fees associated with the fair value of the Iris Graphic warrant. This write-off has been included in other expense.

     Additionally, under an amendment to the loan agreement with the former shareholders of Hagen Systems, dated as of June 10, 2002, the Company was not required to prepay $2,000 of the $8,000 otherwise due upon an initial public offering and the annual interest rate was reduced to 8.0%, in return for an increase of $350 to the remaining principal balance of the loan. The remaining principal amount due under the restructured agreement, after the prepayment of $6,000, is $2,350, which is due on January 2, 2004. Interest at an annual rate of 8.0% is payable monthly beginning in June 2002. The $350 increase in principal was accounted for as deferred interest and will be amortized as interest expense in addition to the stated 8.0% rate over the remaining term of the loan (resulting in an effective annual interest rate of approximately 17.4%).

     Future  minimum  debt  payments  at  December  31,  2002  are  as  follows:
2003 -- $2,299 and 2004 -- $16,377.

10.  COMMITMENTS AND CONTINGENCIES

  LEASE OBLIGATIONS

     The Company leases office equipment, vehicles, and office facilities in various locations. Rental expense under these operating leases was $1,373, $1,670, and $1,388 for the years ended December 31, 2000, 2001, and 2002, respectively. At December 31, 2002, future commitments under all noncancelable operating leases are as follows :

                                                              THIRD    RELATED
                                                              PARTY     PARTY
                                                              ------   -------
2003........................................................  $  920   $  469
2004........................................................     468      443
2005........................................................     474      444
2006........................................................     448      364
Thereafter..................................................     145       27
                                                              ------   ------
                                                              $2,455   $1,747
                                                              ======   ======

     The Company leases equipment under various capital leases. These capital leases expire in various years through 2003 and may be renewed for periods ranging from one to five years. Amortization of leased assets is included in depreciation and amortization expense.

     Future minimum payments under capital leases with initial terms of one year or more consisted of the following at December 31, 2002:

                                                               CAPITAL LEASES
                                                               --------------
2003........................................................        $34
                                                                    ---
Total minimum lease payments................................         34
Amounts representing interest...............................         (1)
                                                                    ---
Present value of net minimum lease payments.................        $33
                                                                    ===

  LEGAL PROCEEDINGS

     The Company is involved in disputes and litigation in the normal course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company's business, financial condition, or results of operations. The Company has accrued for estimated losses in the accompanying financial statements for those matters where it believes that the likelihood that a loss has occurred is probable and the amount of loss is reasonably estimable. Although management currently believes the outcome of other outstanding legal proceedings, claims, and litigation involving the Company will not have a material adverse effect on its business, financial condition, or results of operations, litigation is inherently uncertain and there can be no assurance that existing or future litigation will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

11.  INCOME TAXES

     The reconciliation of the effective income tax rate is as follows:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                              2000    2001    2002
                                                              -----   -----   -----
Federal income tax statutory rate...........................   34.0%   34.0%   34.0%
Increases (decreases):
  Nondeductible items, including goodwill amortization......   (8.0)  (12.0)   (3.3)
  State income taxes, net of federal benefit................    6.0     6.0     6.0
  Change in valuation allowance.............................  (32.0)  (28.0)  (36.7)
                                                              -----   -----   -----
Total income tax expense....................................    0.0%    0.0%    0.0%
                                                              =====   =====   =====

     Significant components of the Company's deferred tax assets and liabilities are as follows :

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2002
                                                              -------   -------
Deferred tax assets:
  Net operating loss carryforwards..........................  $29,363   $30,565
  Deferred revenue..........................................    1,581     1,471
  Bad debt expense..........................................      228       186
  Depreciation/amortization.................................      842     1,048
  Accrued expenses..........................................    2,994     2,836
  Stock-based compensation..................................       --       531
  Other.....................................................        3         6
                                                              -------   -------
     Total deferred tax assets..............................   35,011    36,643
Deferred tax liabilities:
  Identified intangibles....................................   13,481     1,998
  Tax accounting change.....................................      104        27
                                                              -------   -------
     Total deferred tax liabilities.........................   13,585     2,025
  Valuation allowance.......................................   21,426    34,618
                                                              -------   -------
     Net deferred tax asset.................................  $    --   $    --
                                                              =======   =======

     A valuation allowance has been recorded on the amount of the net deferred tax asset at December 31, 2001 and 2002, based on management's determination that the recognition criteria for realization of the net deferred tax assets has not been met.

     At December 31, 2002, the Company had accumulated net operating loss carryforwards for tax purposes of approximately $76,413, which will expire beginning in 2011 through 2022. Utilization of certain net operating loss carryforwards is subject to limitations under Section 382 of the Internal Revenue Code. Additionally, certain state tax restrictions will apply to the utilization amount and timing of the net operating loss carryforwards.

12.  STOCKHOLDERS' EQUITY

     At December 31, 2002, the number of authorized shares of common stock and preferred stock was 100,000,000 shares and 1,000,000 shares, respectively, of which 10,632,877 and 0, respectively were outstanding, 10,731 and 0, respectively, were held in treasury and 2,125,833 and 0, respectively, were reserved for future issuance.

     On January 2, 2002, the Company effected a one-for-thirty reverse stock split of its issued and outstanding common stock. On May 31, 2002, the Company affected a 1-for-2.22 reverse stock split of its issued and outstanding common stock. All common stock prices and amounts impacted by the splits have been retroactively adjusted. Certain share calculations resulting in fractional amounts have been rounded to the nearest whole number.

  PREFERRED STOCK

     At   December  31,  2001  the  following  Redeemable  preferred  stock  was authorized and outstanding:

                                                           NUMBER OF          NUMBER OF
                                                             SHARES             SHARES
                                                           AUTHORIZED        OUTSTANDING
                                                        ----------------   ----------------
Redeemable preferred stock:
  Series B............................................     31,186,312         31,186,312
  Series C............................................      1,915,080          1,915,080
  Series D............................................        283,125            283,125
  Series E-1..........................................     20,333,333         17,375,000
  Series F............................................      4,525,602          4,292,970

     On February 9, 2000, the Company issued 31,186,312 shares of Series B preferred stock for consideration of $25,011.

     On February 15, 2000, the Company issued 1,915,080 shares of Series C preferred stock for consideration of $11,107.

     On March 8, 2000, 190,948 shares of Series A-1 preferred stock were repurchased by the Company for consideration of $1,107.

     On March 8, 2000, the Company issued 283,125 shares of Series D preferred stock for consideration of $2,500.

     On October 30, 2000 and March 1, 2001, the Company issued 15,625,000 shares
and  1,750,000  shares,  respectively,  of   Series  E-1  preferred  stock   for
consideration of $62,500 and $7,000, respectively.

     On December 31, 2001, the Company issued 3,722,096 shares of Series F preferred stock for consideration of $14,888. Additionally on December 31, 2001, warrants to purchase 570,874 shares of Series F preferred stock were exercised for $6.

     On January 31, 2002, the Company issued 188,736 shares of Series F preferred stock for consideration of $755.

     The Company paid $2,807 in transaction costs in conjunction with the issuance of Series B, C, D, E-1, and F preferred stock.

  LIQUIDATION AND REDEMPTION

     Prior to the conversion of all preferred stock to common stock in connection with the Company's initial public offering (Note 2), Series B, C, D, E-1, and F preferred stock had the right to request the Company to redeem all shares. The redemption price for all series of preferred stock would have been the higher of (i) the liquidation preference of a share of such series of preferred stock plus unpaid declared dividends, and (ii) the fair market value of a share of preferred stock as determined by an independent appraiser plus all dividends declared that remain unpaid. During 2000, 2001 and 2002, approximately $4,858, $5,635 and $6,201, respectively, were accreted as dividends utilizing the interest method so that, at the redemption date, the accreted amount would equal the redemption amount.

  CONVERSION

     In connection with the Company's initial public offering (see Note 2), 67,512,270 shares of preferred stock converted into 6,691,652 shares of common stock. The outstanding shares of preferred stock were multiplied by the following conversion ratio:

Series A....................................................   .015
Series A-1..................................................   .015
Series B....................................................   .015
Series C....................................................   .016
Series D....................................................   .017
Series E-1..................................................   .271
Series F....................................................   .291

  COMMON STOCK

     On February 7, 2000, the Company issued 3,822 shares of common stock for $585 of software services.

     On March 9, 2000, the Company issued 1,000 shares of common stock for $589 of advertising services.

     On March 10, 2000, the Company issued 20,396 shares of common stock for consideration of $11,928.

     In connection with its initial public offering (see Note 2), on June 18, 2002, the Company issued 3,750,000 shares of common stock for consideration of approximately $32,950, net of underwriting discounts, commissions and offering expenses.

13.  STOCK OPTION PLANS

  1999 STOCK OPTION PLAN

     During 1999, the Company adopted a stock option plan (the 1999 Plan), which provides for the issuance of stock options for officers, directors, employees, and consultants. A total of 9,831 options to purchase the Company's common stock have been granted pursuant to the 1999 Plan at an exercise price equal to the estimated grant date fair value, as determined by the board of directors. Options under the 1999 Plan will generally expire ten years from the date of grant. Options granted under the plan vested immediately in March 2000 upon the Company's filing of a registration statement on Form S-1. A new measurement date did not occur since the accelerated vesting was included in the original grant agreement. As of December 31, 2002, the weighted average remaining contractual life on the 1999 Plan options outstanding was 6.73 years.

  STOCK INCENTIVE PLANS

     Effective February 10, 2000, the Company adopted the 2000 stock incentive plan (the 2000 Plan), which provides for the issuance of stock options for officers, directors, employees, and consultants. A total of 112,526 shares of common stock may be issued pursuant to the 2000 Plan. Options generally vest over a four-year period in equal annual amounts, or over such other period as the board of directors determines, and may be accelerated in the event of certain transactions such as a merger or a sale of the Company. These options generally expire ten years after the date of grant. As of December 31, 2002, no additional shares have been granted pursuant to this Plan. The weighted average remaining contractual life on the 2000 Plan options outstanding at December 31, 2002 was 7.84 years.

     During 2000, the Company granted stock options to certain employees below fair value and to nonemployees for professional services, which resulted in the recognition of $1,016 of deferred stock-based compensation. The deferred stock-based compensation is being amortized over the remaining vesting period. The employee grants were determined utilizing the intrinsic value method under APB Opinion No. 25. The nonemployee grants were for professional services at exercise prices that approximated fair value at the date of grant. The average fair value of these options was estimated at $6.66 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: volatility of 1.00, dividend yield of 0.0%, risk-free interest rate of 6.0%, and an expected life of four years. During 2000, 2001 and 2002, the Company recognized compensation expense of approximately $866, $49 and $32, respectively, related to these grants.

     Effective February 5, 2002, the Company adopted the 2002 key executive stock incentive plan (the 2002 Executive Plan) under which 766,520 shares of common stock were reserved for grants to senior management, officers, and directors. As of December 31, 2002, the Company had granted options to purchase 766,520 shares of common stock, with an exercise price of $4.21 per share. Options to purchase 10,307 and 756,213 shares vest over one- and four-year periods, respectively. As these options were granted below fair market value, $4,433 of deferred stock-based compensation was recorded. For the year ended December 31, 2002, $1,148 of stock-based compensation expense was recognized with respect to these options. As of December 31, 2002, the weighted average remaining contractual life on the 2002 Executive Plan options outstanding was
9.1 years.

     Effective March 5, 2002, the Company adopted the 2002 Stock Incentive Plan (the 2002 Plan), which provides for the issuance of stock options for officers, directors, employees, and consultants. The Company has reserved 765,765 shares of common stock for grants under the plan. The options generally vest over a four-year period in equal annual amounts, or over such other period as the board of directors determines, and may be accelerated in the event of certain transactions such as a merger or a sale of the Company. These options generally expire ten years after the date of grant. During 2002, the Company granted
92,910 options to employees below fair value at the date of grant. The transaction resulted in $743 and $179 of deferred stock-based compensation and compensation expense, respectively. The deferred stock-based compensation is being amortized over the remaining vesting period. As of December 31, 2002, the weighted average remaining contractual life on the 2002 Plan options outstanding was 9.34 years.

     The following table summarizes option activity for options to purchase common stock for the 1999 Plan, the 2000 Plan, the 2002 Executive Plan and the 2002 Plan for the years ended December 31, 2000, 2001 and 2002:

                                           COMMON STOCK    OPTION PRICE        WEIGHTED
                                             OPTIONS         RANGE PER         AVERAGE
                                           OUTSTANDING         SHARE        EXERCISE PRICE
                                           ------------   ---------------   --------------
Options outstanding, December 31, 1999...       7,850              $79.92      $ 79.92
Options granted..........................       5,719              $76.59      $ 76.59
Options granted..........................      46,635     $199.80-$266.40      $265.07
Options granted..........................      19,015     $386.28-$782.55      $510.16
Options exercised........................         498       $76.59-$79.92      $ 79.67
Options forfeited........................       1,867      $76.59-$782.55      $273.78
                                            ---------     ---------------      -------
Options outstanding, December 31, 2000...      76,854      $76.59-$782.55      $206.96
Options granted..........................      72,114      $99.90-$266.40      $103.23
Options exercised........................         144       $76.59-$79.92      $ 79.56
Options forfeited........................      22,047      $79.92-$266.40      $159.58
                                            ---------     ---------------      -------
Options outstanding, December 31, 2001...     126,777      $76.59-$782.55      $203.13
Options granted..........................   1,241,033        $2.00-$15.54      $  7.53
Options exercised........................          --                  --           --
Options forfeited........................      79,382       $2.00-$782.55      $ 33.09
                                            ---------     ---------------      -------
Options outstanding, December 31, 2002...   1,288,428       $2.00-$782.55      $ 23.90
                                            =========     ===============      =======

     The options to purchase common stock outstanding as of December 31, 2002 have been segregated into ranges for additional disclosure as follows:

                                               COMMON STOCK                              COMMON STOCK
                                           OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                              ----------------------------------------------   --------------------------------
                                                 WEIGHTED
                                  OPTIONS         AVERAGE
                              OUTSTANDING AS     REMAINING       WEIGHTED      EXERCISABLE AS       WEIGHTED
RANGE OF                      OF DECEMBER 31,   CONTRACTUAL      AVERAGE       OF DECEMBER 31,      AVERAGE
EXERCISE PRICES                    2002            LIFE       EXERCISE PRICE        2002         EXERCISE PRICE
---------------               ---------------   -----------   --------------   ---------------   --------------
$  2.00-$ 15.54.............     1,175,950          9.18         $  7.21           819,599          $  4.77
$ 76.59-$ 99.90.............        66,978          7.92         $ 97.02            36,104          $ 94.80
$199.80-$266.40.............        31,108          7.70         $264.47            18,762          $264.21
$386.28-$782.55.............        14,392          7.17         $526.67            10,096          $523.06
                                 ---------          ----         -------           -------          -------
                                 1,288,428          9.06         $ 23.90           884,561          $ 19.86
                                 =========          ====         =======           =======          =======

     The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss and net loss per share would have been increased by approximately $2,201, $4,508, and $4,406 or $15.05, $27.93 and $.76
per share, in 2000, 2001, and 2002, respectively. The following weighted average assumptions were used in the Black-Scholes pricing model: volatility of 1.58,
1.0 and 1.17, dividend yield of 0.0%, an expected life of three and four years, and average risk-free interest rates of 6.50%, 4.05% and 3.63% for 2000, 2001, and 2002, respectively. The effects of applying SFAS No. 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income for future years.

  EMPLOYEE STOCK PURCHASE PLAN

     Effective March 5, 2002, the Company adopted the 2002 Employee Stock Purchase Plan, which became effective upon the Company's initial public offering. The Company has reserved 337,837 shares of common stock for issuance under the plan. Under the Plan, employees participating in the Plan may purchase shares of common stock at the lower of (i) 85% of the price of a share of common stock at the beginning of an offering period and (ii) 85% of the price of a share of common stock on the purchase date. An offering period is defined as a two-year period consisting of four (4) purchase dates, April 30 and October 31 of each year. Employees are eligible to join the plan and begin their offering period on May 1 and November 1 of each calendar year. On October 31, 2002, employees purchased 38,986 shares for $.99 (85% of $1.16 on October 31, 2002) resulting in cash proceeds of approximately $38.

14. WARRANTS

  STRATEGIC

     In early 2000, the Company entered into two agreements pursuant to which the Company develops private label Web sites. The Company is permitted to disclose these agreements in sales and marketing publications. The Company generates no revenues under these agreements. In return for certain marketing related services during 2000, the Company issued warrants to purchase 29,603 shares of common stock with exercise prices ranging from $386.28 to $592.07. Warrants to purchase 6,723 shares of common stock vested immediately and the remaining warrants vest dependent upon various installation and usage milestones, which vary by agreement. During 2000 and 2001, the Company recorded $2,903 and $324, respectively, as warrant expense related to the warrants that vested. The remaining warrants to purchase 22,880 shares, which vest dependent upon installation and usage milestones, will be recorded as warrant expense at the fair value on the dates the milestones are achieved in accordance with EITF No. 96-18.

  CUSTOMERS AND RESELLERS

     During March 2000, the Company issued a warrant to purchase 1,501 shares of common stock at an exercise price of $386.28 per share to a customer. This warrant was immediately exercisable and expires four years from the date of grant. It is exercisable for a period of four years. The fair value of this warrant of $437 has been recorded as warrant expense in 2000 in accordance with EITF No. 96-18, because no revenue was generated from the related customer. In March 2000, the Company also granted a warrant to purchase 3,753 shares of common stock to a potential customer at an exercise price of $999. The warrant is exercisable upon entering into a private label site agreement. The warrant is not currently exercisable.

     In January 2001, the Company granted a warrant to purchase 37,537 shares of common stock to a reseller of the Company's products. This warrant is exercisable until the earlier of 12 months after termination of the agreement with the reseller or the closing date of a merger or consolidation of the Company with or into any other entity. The warrant was exercisable for 3,753 shares as of the date of grant. The Company has recorded $647 as warrant expense related to this warrant. The remaining 33,784 shares of common stock are to vest based on performance targets. As of December 31, 2001, warrants to purchase 3,002 of the remaining shares had vested, resulting in a $47 reduction in revenue and $83 of warrant expense. To the extent the Company generates revenue under the agreement with this reseller, the fair value of the warrant as it vests will continue to be recorded as a reduction of revenue. These warrants will be recorded at fair value on the date the performance targets are met.

  DEBT

     In conjunction with certain bridge loans issued in July and August of 2000, the Company issued warrants to purchase 11,257 shares of common stock at an exercise price of $266.40 per share. The fair value of these warrants of $1,942 was initially recorded as a debt discount and then amortized as interest expense upon the conversion of the notes to equity in October 2000.

     In conjunction with the bridge loans issued in September and November of 2001 (Note 6), the Company issued warrants to purchase 9,382 shares of common stock and 75,000 shares of Series E-1 preferred stock at exercise prices of $39.96 per share and $4.00 per share, respectively. The fair value of these warrants of $1,161 was initially recorded as a debt discount and then amortized as interest expense upon the conversion of the notes to equity in December 2001.

     On December 31, 2001, the Company issued warrants to purchase 570,874 shares of Series F preferred stock to Iris Graphics in connection with a note payable (Note 8). The fair value of these warrants of $2,283 has been recorded as a debt discount and will be amortized as interest expense over the repayment term using the interest method.

  OTHER

     In March 2000, the Company issued warrants to purchase 1,250 shares and 1,501 shares of common stock to an advertising agency and a law firm, respectively, for services. These warrants vested immediately at exercise prices of $999 and $386.28, respectively. They are exercisable for a period of four years. In accordance with EITF No. 96-18, the fair values of these warrants of $501 and $437 were recorded to sales and marketing expense and general and administrative expense, respectively, in 2000.

     In April 2000, the Company also issued warrants to purchase 375 shares of common stock to an equipment manufacturer in return for equipment discounts and a comarketing agreement. These warrants became exercisable upon the initial public offering (Note 2) of the Company's stock at the initial public offering price per share. The Company recognized $1 of sales and marketing expense associated with this transaction.

     In March 2001, the Company granted warrants to purchase 50,000 shares of Series E-1 preferred stock to a broker in connection with the issuance of Series E-1 preferred stock. The fair value of these warrants of $168 has been recorded as stock issuance cost.

     On February 5, 2002, the Company granted a warrant to purchase 3,378 shares of common stock to a software provider. The warrant became exercisable upon the initial public offering of the Company's common stock at the initial public offering price per share. The Company recognized $25 of sales and marketing expense associated with this transaction.

  FAIR VALUE

     The fair values of all the warrants described above were estimated using the Black-Scholes valuation model with the following assumptions: volatility of 1.0, no expected dividend yield, risk-free interest rates of 3.22% to 5.09%, and an estimated life of three to ten years.

     The following table summarizes common stock warrant activity for the years ended December 31, 2000, 2001 and 2002:

                                                            WARRANTS      WARRANT PRICE
                                                           OUTSTANDING   RANGE PER SHARE
                                                           -----------   ---------------
Balance, December 31, 1999...............................         --                  --
Warrants granted.........................................     37,481     $266.40-$386.28
Warrants granted.........................................     11,759     $ 592.07-999.00
                                                             -------     ---------------
Balance, December 31, 2000...............................     49,240     $266.40-$999.00
Warrants granted.........................................     33,817     $          6.66
Warrants granted.........................................      9,382     $         39.96
Warrants granted.........................................     37,537     $        266.40
                                                             -------     ---------------
Balance, December 31, 2001...............................    129,976     $ 39.96-$999.00
Warrants granted.........................................      3,378     $         10.00
                                                             -------     ---------------
Balance, December 31, 2002...............................    133,354     $  6.66-$999.00
                                                             =======     ===============

     During 2001, the Company also granted warrants to purchase 125,000 shares and 570,874 shares of Series E-1 and Series F preferred stock, respectively, at exercise prices of $4.00 and $.01 per share, respectively. All Series F preferred stock warrants were exercised during 2001. In association with the initial public offering (Note 2), the 125,000 Series E-1 warrants were converted into 33,817 common shares.

15.  DEFINED CONTRIBUTION PLAN

     The Company has a 401(k) Retirement Plan (the Plan) which covers substantially all eligible employees. The Plan is a defined contribution profit sharing plan in which all eligible participants may elect to have a percentage of their compensation contributed to the Plan, subject to certain guidelines issued by the Internal Revenue Service. The Company may contribute to the Plan at the discretion of the Board of Directors. As of December 31, 2000 and 2001, the Plan held 83,385 shares and 83,294 shares, respectively, of the Company's Series A-1 preferred stock. The holder of the stock under the Plan had an option to put the stock to the Company at the then current fair value during August and February of each year. However, the Company reserves the right not to purchase any shares of Series A-1 preferred stock if the purchase, in the reasonable discretion of the Company, could have an adverse affect on the Company's financial position. As of December 31, 2001, the Company had recorded a stock purchase plan liability of $125, equal to the fair value of the stock held by the Plan. In association with the initial public offering (Note 2), the outstanding shares of Series A-1 preferred stock were converted into common stock. During 2002, the Company purchased 1,222 shares for a total purchase price of $122. As of December 31, 2002, the Plan held 29 shares of the Company's common stock. As of December 31, 2002, the remaining liability related to shares in the Plan is immaterial. To date, the Company has not made any cash contributions to the Plan.

16.  RESTRUCTURING CHARGE

     In September 2000, the Company announced a strategic restructuring to consolidate certain redundant tasks related to the acquisitions completed during 2000. The plan of restructuring approved by the board of directors resulted in a restructuring charge of $1,185. This restructuring charge consisted primarily of severance benefits and costs related to the termination of 78 employees during the period from September through December 2000.

     In May 2001, the Company announced a restructuring that primarily related to the consolidation of certain client support operations into existing facilities, resulting in a restructuring charge of $2,098. The plan included terminations of 45 employees and the reduction of leased office space.

     In August 2002, the Company announced a restructuring effecting an organizational realignment of its product management customer service and support operations. This resulted in a restructuring charge of $525 in the quarter ended September 30, 2002. This charge consisted primarily of severance and benefits, including involuntary termination and COBRA benefits, outplacement costs, and payroll taxes for the approximately 40 employees impacted by this restructuring.

     Activity in the restructuring reserve is as follows (in thousands):

                                                        EMPLOYEE
                                                        SEVERANCE        LEASE
                                                      AND BENEFITS    OBLIGATIONS    TOTAL
                                                      -------------   -----------   -------
Balance, December 31, 1999..........................     $    --         $  --      $    --
Restructuring charge................................       1,185            --        1,185
Amounts paid against the reserve....................        (547)           --         (547)
                                                         -------         -----      -------
Balance, December 31, 2000..........................         638            --          638
Restructuring charge................................       1,468           630        2,098
Amounts paid against the reserve....................      (2,106)         (143)      (2,249)
                                                         -------         -----      -------
Balance, December 31, 2001..........................          --           487          487
Restructuring charge................................         525            --          525
Amounts paid against the reserve....................        (511)         (434)        (945)
                                                         -------         -----      -------
Balance, December 31, 2002..........................     $    14         $  53      $    67
                                                         =======         =====      =======

     The remaining restructuring reserve of approximately $67 is expected to be paid during 2003.

17.  RELATED PARTY TRANSACTIONS

     On November 8, 1999 and December 22, 1999, promissory notes in the amount of $1,714 were received by the Company in conjunction with the sale of 58,678 shares of common stock. The notes bear interest at the annual rate of 6% and are due on November 7, 2004. In the event the value of the stock is insufficient to pay the full amount due under the notes, the Company may seek reimbursement from the borrower for any deficiency up to 30% of the original balance of the note plus accrued interest. The notes receivable are included in stockholders' equity on the accompanying balance sheet. During 2000, $335 (including interest of $86) was repaid in exchange for cash of $61 and a note payable of $274. During 2001, $1,112 (including interest of $63) was repaid by a Company executive utilizing proceeds he received from the sale of his common stock to certain preferred stockholders. Additionally, during 2000, 2001 and 2002, approximately $86, $90 and 18, respectively, was recorded as interest income. As of December 31, 2002, the Company recorded a valuation adjustment of approximately $393 to adjust the fair value of the non-recourse portion of the notes receivable balance.

     On April 26, 2001, the Company entered into a secured promissory note with a Company executive for $642 plus interest at the annual rate of 4.58%. The note matured October 5, 2001 and was secured by 6,422 shares of common stock owned by the executive. During 2001, the Company took possession of these shares in satisfaction of this note. The fair value of the shares on the date that the loan was provided and the date that the loan matured was approximately $642. In addition, the Company repaid an unsecured promissory note issued to the same executive in April 2001 in the original principal amount of $99.

     The Company has also issued notes to related parties (Note 9) and entered into various leases with related parties (Note 10).

     In February 2000, the Company entered into a strategic alliance agreement, which was restated in December 2001, with Creo, Inc (Creo), a stockholder. As part of the alliance, the Company signed a comprehensive services agreement. During 2001 and 2002, $61 and $1, respectively, were paid as commissions under the agreement.

18.  SUBSEQUENT EVENTS

     On January 21, 2003, the Company received notification from Creo, one of its stockholders, that Creo had entered into private, binding agreements to acquire an additional 2.6 million shares of the Company's outstanding common stock ("Common Stock") for $1.30 per share increasing its ownership from approximately 30% to approximately 55% of the outstanding Common Stock. In connection with these transactions, Creo presented the Company an unsolicited offer to purchase all of the remaining outstanding shares of Common Stock for $1.30 per share.

     On January 22, 2003, the Company received an unsolicited offer from Electronics for Imaging, Inc. ("EFI"), an unrelated party, to purchase all of the outstanding shares of Common Stock for $2.60 per share.

     Also, on January 22, 2003, the Company's Board of Directors ("Board") appointed a Special Committee ("Special Committee") of the Board to consider its strategic alternatives, including the two outstanding offers for the acquisition of the Company. On January 31, 2003, the Special Committee announced it had selected a financial advisor to assist in their review of the various alternatives.

     On February 13, 2003, the Special Committee adopted a Stockholders Rights Agreement (the "Rights Agreement") pursuant to which dividend distribution of one Right on each outstanding share of Common Stock was declared. The Rights become exercisable if a person or group of affiliated or associated persons acquires beneficial ownership of 30% or more of the outstanding shares of Common Stock and other voting securities (the "Voting Securities") of the Company or announces a tender offer or exchange offer for 15 percent or more of the outstanding Voting Securities. The Board of Directors is entitled to redeem the Rights at $.001 per Right at any time before any such person or affiliated group thereafter acquires beneficial ownership of 30% or more of the outstanding Voting Securities. If a person or affiliated group hereafter acquires beneficial ownership of 30% or more of the outstanding Voting Securities of the Company (an "Acquiring Person"), each Right will entitle its holder, except any such Acquiring Person whose Rights shall become null and void, to purchase, at an exercise price of $6.80 per share (subject to adjustment in certain events), a number of shares of Common Stock having a market value at that time of twice the Right's exercise price. Subject to certain exceptions, existing stockholders that would otherwise become Acquiring Persons upon adoption of the Rights Agreement are considered "Grandfathered Stockholders" and are not Acquiring Persons, unless after such date they acquire beneficial ownership of additional Voting Securities or exercise a contractual right to acquire Voting Securities or enter into a new agreement to acquire or vote Voting Securities beneficially owned by them. Before any such Acquiring Person shall become the beneficial owner of 75% or more of the total voting power of the aggregate of all shares of Voting Securities then outstanding, the Board may exchange each Right (other than Rights that previously have become void as described above) in whole or in part, at an exchange ratio of one share of Common Stock per Right (subject to adjustment in certain events). If the Company is acquired in a merger or other business combination transaction after a Person or group of affiliated or associated Persons acquires beneficial ownership of 30% or more of the Company's outstanding Voting Securities, each Right (except Rights that previously have been voided as described above) will entitle its holder to purchase, at the Right's then-current exercise price, a number of shares of the common stock or other equity interest of the ultimate parent of such acquiring entity having a market value at that time of twice the Right's exercise price.

     The dividend distribution is payable to stockholders of record on February 14, 2003. The Rights will expire in ten years.

     On February 13, 2003, the Company entered into the following three agreements with EFI: a letter agreement that places certain restrictions on the Company's ability to take actions in order to facilitate a business combination with an entity other than EFI; a stock option agreement granting EFI an option to purchase up to 2,126,574 shares of Common Stock at a purchase price equal to $2.60 per share; and a standby credit facility in the amount of $11,000 plus a working capital facility which will provide up to an additional $3,000 under certain circumstances.

     Printcafe entered into the EFI letter agreement and the option agreement in order to induce EFI to provide Printcafe with the standby credit facility. Subject to certain conditions, the Company has agreed under the terms of the EFI agreement not to, among other things, solicit any takeover proposal, participate in any discussions or negotiate regarding any takeover proposal, or enter into any merger agreement, acquisition agreement, option or similar agreement with a third party. The agreement specifies that the Company cannot solicit other offers but may respond to a bona fide written offer that is superior to the EFI proposal.

     The Company has also granted to EFI an option to purchase up to 2,126,574 shares of Common Stock at a purchase price equal to $2.60 per share. Provided that EFI is not in breach of its obligations under the standby credit agreement, EFI may exercise the option at any time, in whole or in part. The option will terminate on December 31, 2007. Subject to certain conditions, the option shares must be repurchased by the Company, at the request of EFI, at a price equal to the aggregate purchase price paid for such shares by EFI. In addition, subject to certain conditions, the Company may repurchase from EFI the option shares at a price equal to the price paid by EFI for those shares.

     Under the terms of the standby credit facility, EFI is obligated to disburse up to $11,000 to the Company in the event that certain amounts under the Company's existing credit facilities become due and payable as a result of any action taken by the Company in order to facilitate the proposed business combination with EFI or certain other criteria. All loans made under this facility bear interest at the rate of 8% per annum payable on January 2, 2004. With a certain exception, the maturity date would be accelerated if a business combination with EFI is not consummated on or before June 30, 2003 or upon the termination of the agreement. Subject to certain conditions, the credit facility also provides the Company with a working capital facility up to an aggregate amount of $3,000 to be disbursed in the event that, among other things, the Company's cash balance as of the close of business on the date notice is given by the Company is less than $1,000. The Company is obligated to use the proceeds of any exercise of the option agreement to pay down outstanding amounts under the standby credit facility. All loans under the working capital facility bear interest at a rate per annum equal to the prime rate as published, from time to time, by Citibank, plus two percent payable on the maturity date of the loans.

     On February 19, 2003 Creo initiated legal action in the State of Delaware against the Special Committee and certain members of the Company's Board of Directors. Creo initially sought a temporary restraining order with respect to the Rights Agreement and the three Agreements with EFI. On February 21, 2003, the temporary restraining order was denied by the Delaware court. This litigation is still pending and the Company cannot predict the eventual outcome at this time.

     On February 26, 2003 the Company and EFI entered into a merger agreement providing for EFI's acquisition of the Company for $2.60 per share for each outstanding share of the Company's stock. The merger is subject to regulatory review and stockholder approval by the Company's stockholders.

19.  SUPPLEMENTARY QUARTERLY DATA (UNAUDITED)

     A summary of the Company's quarterly financial results for the years ended December 31, 2001 and 2002 follows (in thousands):

                                                             FOR THE QUARTER ENDED
                                    -----------------------------------------------------------------------
                                    MARCH 31, 2001   JUNE 30, 2001   SEPTEMBER 30, 2001   DECEMBER 31, 2001
                                    --------------   -------------   ------------------   -----------------
Revenue...........................     $  9,561        $ 10,315           $ 10,734            $ 11,258
Loss from operations..............      (18,625)        (19,221)           (13,885)            (13,009)
Net loss..........................      (19,542)        (20,345)           (15,685)            (14,431)
Net loss attributable to
  common stock....................      (23,147)        (24,425)           (19,929)             (8,137)
Net loss per share, basic and
  diluted.........................     $(142.15)       $(149.98)          $(122.31)           $ (50.42)

                                                             FOR THE QUARTER ENDED
                                    -----------------------------------------------------------------------
                                    MARCH 31, 2002   JUNE 30, 2002   SEPTEMBER 30, 2002   DECEMBER 31, 2002
                                    --------------   -------------   ------------------   -----------------
Revenue...........................     $ 11,715        $ 12,206           $ 11,281            $ 11,319
Loss from operations..............       (8,084)         (8,067)            (8,960)             (8,274)
Net loss..........................       (9,880)        (11,133)           (10,285)             (9,499)
Net loss attributable to
  common stock....................      (13,221)        (13,993)           (10,285)             (9,499)
Net loss per share, basic and
  diluted.........................     $ (81.12)       $  (9.00)          $  (0.97)           $  (0.89)

     The quarters ended June 30, 2001 and September 30, 2002 include a restructuring charge of $2,098 and $575, respectively (Note 15). Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other
Intangible Assets." As a result, the Company does not amortize goodwill after December 31, 2001. Goodwill amortization was approximately $4,900 in each quarter of 2001.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item concerning directors and concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to Printcafe's proxy statement to be filed within 120 days after the end of the fiscal year covered by this Form 10-K. The information required by this item concerning executive officers is set forth in Part I, Item 1 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is incorporated by reference to Printcafe's proxy statement for the 2003 annual meeting of stockholders to be filed within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated by reference to Printcafe's proxy statement for the 2003 annual meeting of stockholders to be filed within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated by reference to Printcafe's proxy statement for the 2003 annual meeting of stockholders to be filed within 120 days after the end of the fiscal year covered by this Form 10-K.

ITEM 14. CONTROLS AND PROCEDURES.

     Within 90 days before filing this report, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures was conducted under the supervision and with the participation of the Company's management, including the Company's chief executive officer and chief financial officer. Based on that evaluation, the Company's management, including its chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were effective as of the date of the evaluation. Since the date of the evaluation described above, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) DOCUMENTS FILED AS PART OF THIS ANNUAL REPORT

          1. Financial Statements.

             The information required by this item is included in Item 8 of Part II of this report.

          2. Financial Statement Schedules.

             All schedules have been omitted because they are not applicable or are not required or the information required to be set forth in those schedules is included in the financial statements or notes thereto.

          3. Exhibits.

             The exhibits listed in the Exhibit Index attached to this report are filed or incorporated by reference as part of this annual report

     (b) REPORTS ON FORM 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PRINTCAFE SOFTWARE, INC.

                                                   /s/ MARC D. OLIN
                                          --------------------------------------
                                                       MARC D. OLIN
                                          President and Chief Executive Officer

                                                  /s/ JOSEPH J. WHANG
                                          --------------------------------------
                                                     Joseph J. Whang
                                            Chief Financial Officer and Chief
                                                    Operating Officer
                                                (Chief Accounting Officer)

Date:  March 20, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                   SIGNATURE                                    CAPACITY                     DATE
                   ---------                                    --------                     ----



                /s/ MARC D. OLIN                   President, Chief Executive Officer   March 20, 2003
------------------------------------------------       and Chairman of the Board
                  Marc D. Olin




              /s/ JOSEPH J. WHANG                     Chief Financial Officer and       March 20, 2003
------------------------------------------------   Chief Operating Officer (Principal
                Joseph J. Whang                    Financial and Accounting Officer)




           /s/ CHARLES J. BILLERBECK                            Director                March 20, 2003
------------------------------------------------
             Charles J. Billerbeck




               /s/ VICTOR A. COHN                               Director                March 20, 2003
------------------------------------------------
                 Victor A. Cohn




               /s/ THOMAS J. GILL                               Director                March 20, 2003
------------------------------------------------
                 Thomas J. Gill

                                 CERTIFICATIONS

     I, Marc D. Olin, certify that:

     1. I have reviewed this annual report on Form 10-K of Printcafe Software, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 20, 2003

                                          /s/ MARC D. OLIN
                                          --------------------------------------
                                          Marc D. Olin
                                          Chief Executive Officer

     I, Joseph J. Whang, certify that:

     1. I have reviewed this annual report on Form 10-K of Printcafe Software, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 20, 2003

                                          /s/ JOSEPH J. WHANG
                                          --------------------------------------
                                          Joseph J. Whang
                                          Chief Financial Officer

                                 EXHIBIT INDEX

 NUMBER                            DESCRIPTION
 ------                            -----------
 3.1       Registrant's   Amended   and    Restated   Certificate    of
           Incorporation  (incorporated by reference  to Exhibit 3.1(d)
           to the registrant's Registration Statement on Form S-1, File
           No. 333-82646 (the "Form S-1"))
 3.2       Registrant's Amended and Restated Bylaws
 4.1(a)    Stockholders Rights  Agreement,  dated as  of  February  13,
           2003,  between the  registrant and  Mellon Investor Services
           LLC as Rights  Agent (incorporated by  reference to  Exhibit
           4.1 of Current Report on Form 8-K filed February 13, 2003)
 4.1(b)    Amendment  to  Stockholders  Rights Agreement,  dated  as of
           February 26, 2003 (incorporated by reference to Exhibit  4.1 of Current Report on Form 8-K filed February 26, 2003)
 4.2       Form  of  Rights Certificate  (incorporated by  reference to
           Exhibit 4.2 of Current Report on Form 8-K filed February 13,
           2003)
10.1       Registrant's  1999  Stock   Option  Plan  (incorporated   by
           reference to Exhibit 10.1 of the Form S-1).
10.2       Registrant's  2000  Stock  Incentive  Plan  (incorporated by reference to Exhibit 10.2 of the Form S-1).
10.3       Registrant's 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 of the Form S-1).
10.4       Registrant's  2002  Key   Executive  Stock  Incentive   Plan
           (incorporated by reference to Exhibit 10.4 of the Form S-1).
10.5       Registrant's    2002    Employee   Stock    Incentive   Plan
           (incorporated by reference to Exhibit 10.5 of the Form S-1).
10.6       Employment Agreement effective January  1, 2002 between  the registrant  and  Marc  Olin  (incorporated  by  reference to
           Exhibit 10.6 of the Form S-1).
10.7       Employment Agreement effective January  1, 2002 between  the registrant and Joseph J. Whang (incorporated by reference to
           Exhibit 10.7 of the Form S-1).
10.8       Employment  Agreement effective January  1, 2002 between the registrant  and  Ronald  F.  Hyland,  Sr.  (incorporated  by reference to Exhibit 10.8 of the Form S-1)
10.9       Amended  and  Restated  Strategic  Alliance  Agreement dated
           December 31, 2001 between the registrant and Creo  Products,
           Inc.  (incorporated by reference to Exhibit 10.9 of the Form
           S-1)
10.10      2002 Sales Channel  Agreement dated  as of  January 1,  2002 between  the registrant, Creo  Products Inc., and CreoScitex
           America, Inc. (incorporated by reference to Exhibit 10.10 of the Form S-1)
10.11      IP Purchase  and License  Agreement dated  October 31,  2002 between the registrant and Creo Inc.
10.12(a)   Credit   Agreement  dated  December  31,  2001  between  the
           registrant and Iris Graphics Inc (incorporated by  reference to Exhibit 10.12(a) of the Form S-1).
10.12(b)   Waiver  dated May 18,  2002 between the  registrant and Iris
           Graphics Inc. (incorporated by reference to Exhibit 10.39 of the Form S-1)
10.12(c)   Prepayment Agreement dated as of March 25, 2002 between  the registrant  and Iris Graphics Inc (incorporated by reference to Exhibit 10.36 of the Form S-1).
10.12(d)   Amendment No. 1, dated  as of June 10,  2002, to the  Credit
           Agreement  between  the  registrant  and  Iris  Graphics Inc
           (incorporated by reference to  Exhibit 10.22(b) of the  Form
           S-1).
10.13      Form of Indemnification Agreement between the registrant and its  directors and certain of  its officers (incorporated by reference to Exhibit 10. of the Form S-1).
10.14      Fifth Amended and Restated Investors' Rights Agreement dated
           December 31,  2001  (incorporated by  reference  to  Exhibit
           10.15 of the Form S-1).
10.15      Secured Promissory Note dated as of November 8, 1999 between the  registrant,  as  lender,  and  Marc  Olin,  as borrower
           (incorporated by  reference to  Exhibit  10.18 of  the  Form
           S-1).
10.16      Pledge  Agreement dated as  of November 8,  1999 between the registrant and  Marc  Olin  (incorporated  by  reference  to
           Exhibit 10.19 of the Form S-1).

 NUMBER                            DESCRIPTION
 ------                            -----------
10.17      Secured  Promissory  Note  dated  as  of  December  22, 1999 between the registrant, as lender,  and Joseph J. Whang,  as borrower  (incorporated by reference to Exhibit 10.21 of the
           Form S-1).
10.18      Pledge Agreement dated as of  December 22, 1999 between  the registrant and Joseph J. Whang (incorporated by reference to
           Exhibit 10.22 of the Form S-1).
10.19      Secured Promissory Note dated as of November 8, 1999 between the  registrant, as  lender, and  Ronald F.  Hyland, Sr., as borrower (incorporated by reference to Exhibit 10.24 of  the
           Form S-1).
10.20      Pledge  Agreement dated as  of November 8,  1999 between the registrant  and  Ronald  F.  Hyland,  Sr.  (incorporated  by reference to Exhibit 10.25 of the Form S-1).
10.21+     License Agreement effective March 9, 2000 by and between the registrant  and Henry B. Freedman (incorporated by reference to Exhibit 10.31 of the Form S-1).
10.22      Marketing Alliance Agreement  dated January 4,  2001 by  and between  A.T.  Kearney  Procurement  Solutions,  Inc. (f/k/a
           CoNext Holdings, Inc.) (incorporated by reference to Exhibit
           10.35 of the Form S-1).
10.23(a)   Agreement dated  December  31, 2001  among  the  registrant,
           printCafe  Systems,  Inc., Steven  R. Peterson,  Patricia J.
           Peterson, and Richard J. Hagen (incorporated by reference to
           Exhibit 10.40(a) of the Form S-1).
10.23(b)   Amendment No. 1, dated as of June 10, 2002, to the Agreement among the  registrant, printCafe  Systems, Inc.,  Steven  R.
           Peterson,   Patricia  J.  Peterson,  and  Richard  J.  Hagen
           (incorporated by reference to  Exhibit 10.40(b) of the  Form
           S-1).
10.24      Guarantee  and Collateral Agreement  dated December 31, 2001 made by the  registrant and certain  of its subsidiaries  in favor  of  Steven  R. Peterson,  Patricia  J.  Peterson, and
           Richard J. Hagen (incorporated by reference to Exhibit 10.41 of the Form S-1).
10.25(a)   Amended and Restated Subordinated Non-Negotiable  Promissory
           Note dated December 31, 2001 between printCafe Systems, Inc.
           and  Michael T. Miller  and Neil G.  Miller (incorporated by reference to Exhibit 10.42(a) of the Form S-1).
10.25(b)   Amendment No. 1, dated  as of May 31,  2002, to the  Amended and  Restated  Subordinated  Non-Negotiable  Promissory Note
           between printCafe Systems,  Inc. and Michael  T. Miller  and
           Neil   G.  Miller  (incorporated  by  reference  to  Exhibit
           10.42(b) of the Form S-1).
21.1       Subsidiaries of the registrant.
23.1       Consent of Ernst & Young LLP.
99.1       Certification of  Chief  Executive Officer  Pursuant  to  18
           U.S.C.  Section 1350, as Adopted  Pursuant to Section 906 of
           the Sarbanes-Oxley Act of 2002
99.2       Certification of  Chief  Financial Officer  Pursuant  to  18
           U.S.C.  Section 1350, as Adopted  Pursuant to Section 906 of
           the Sarbanes-Oxley Act of 2002

---------------

+ Portions of this exhibit have been omitted based on a request for confidential treatment by the Commission. The omitted portions of this exhibit have been filed separately with the Commission.