Form 10-Q
period 2003-03-31
PRINTCAFE SOFTWARE INC
filed 2003-05-15
CIK 1108507

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's common stock, $.0001 par value, outstanding as of the close of business on May 15, 2003 was 10,634,098.

                            PRINTCAFE SOFTWARE, INC.



                                      INDEX





PART I     FINANCIAL INFORMATION                                        PAGE NO.
                                                                        -------

  ITEM 1 - Financial Statements:

           Consolidated Balance Sheets -
            December 31, 2002 and March 31, 2003...........................  1

           Consolidated Statements of Operations -
            Three months ended March 31, 2002 and 2003.....................  2

           Consolidated Statements of Cash Flows -
            Three months ended March 31, 2002 and 2003.....................  3

           Notes to Consolidated Financial Statements......................  4

  ITEM 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................  8

  ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk...... 18

  ITEM 4 - Controls and Procedures......................................... 18


PART II    OTHER INFORMATION

  ITEM 5 - Changes in Securities and Use of Proceeds....................... 18

  ITEM 6 - Exhibits and Reports on Form 8-K................................ 19

  Signatures............................................................... 20

                            PRINTCAFE SOFTWARE, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            PRINTCAFE SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                DECEMBER 31, 2002  MARCH 31, 2003
                                                                                     (unaudited)
                                                                -----------------  --------------
                           ASSETS
Current assets:
   Cash and cash equivalents ................................       $   8,775        $   6,376
   Accounts receivable, net .................................          12,896           11,512
   Other current assets .....................................           1,361            1,669
                                                                    ---------        ---------
       Total current assets .................................          23,032           19,557
                                                                    ---------        ---------
Property and equipment, net .................................           2,706            2,245
Purchased technology, net ...................................           2,806               11
Customer lists, net .........................................           2,487              296
Goodwill ....................................................          22,480           22,480
Other intangibles, net ......................................             162               78
                                                                    ---------        ---------
      Total assets ..........................................       $  53,673        $  44,667
                                                                    =========        =========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit ...........................................       $   2,000        $   2,000
   Accounts payable .........................................           2,099            2,778
   Accrued compensation and related liabilities .............           1,470            1,541
   Accrued and other liabilities ............................           1,221            1,681
   Deferred revenue .........................................           9,653            9,052
   Restructuring reserve ....................................              67               26
   Current portion of long term debt- related party, (net of
   Debt origination costs of $2,637 at March 31, 2003).......           2,100           13,612
   Current portion of long-term debt ........................             326              278
   Current portion of capital lease obligations .............              33               22
                                                                    ---------        ---------
       Total current liabilities ............................          18,969           30,990
                                                                    ---------        ---------

Long-term debt- related party, (net of debt origination costs
of $3,507 at December 31, 2002)..............................          12,745            1,575
Long-term debt ..............................................              --               --
Commitments and contingencies (Note 5) ......................              --               --
Redeemable preferred stock ..................................              --               --
Stockholders' equity:

   Common stock .............................................               1                1
   Additional paid-in capital ...............................         253,823          253,327
   Warrants .................................................           8,677            8,677
   Deferred compensation ....................................          (3,836)          (2,959)
   Accumulated other comprehensive loss:
   Foreign translation adjustment ...........................             (46)             (22)
   Retained deficit .........................................        (234,690)        (244,952)
   Treasury stock ...........................................          (1,930)          (1,930)
   Notes receivable from stockholders .......................             (40)             (40)
                                                                    ---------        ---------
      Total stockholders'equity .............................          21,959           12,102
                                                                    ---------        ---------
      Total liabilities and stockholders'equity .............       $  53,673        $  44,667
                                                                    =========        =========


See accompanying notes to consolidated financial statements.

                            PRINTCAFE SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                        THREE MONTHS ENDED
                                                                            March 31,
                                                                     ------------------------
                                                                       2002            2003
                                                                     --------        --------
Revenue:
   License and subscription ..................................       $  5,613        $  2,565
   Maintenance ...............................................          5,377           5,742
   Professional services and other ...........................            725           1,096
                                                                     --------        --------
     Total revenue ...........................................         11,715           9,403
Cost of revenues:
   License and subscription ..................................            998             588
   Maintenance ...............................................          1,309           1,254
   Professional services and other ...........................            374             434
                                                                     --------        --------
     Total cost of revenues ..................................          2,681           2,276
                                                                     --------        --------
Gross profit .................................................          9,034           7,127
Operating expenses:
   Sales and marketing .......................................          3,947           4,068
   Research and development ..................................          3,034           3,025
   General and administrative (1) ............................          1,783           3,117
   Depreciation ..............................................            763             593
   Amortization ..............................................          7,388           5,090
   Stock-based compensation and warrants .....................            203             381
   Restructuring charge ......................................             --              --
                                                                     --------        --------
     Total operating expenses ................................         17,118          16,274
                                                                     --------        --------
Loss from operations .........................................         (8,084)         (9,147)
Amortization of debt origination fees ........................           (180)           (851)
Interest expense, net ........................................            (12)            (25)
Interest expense, related-party ..............................         (1,605)           (239)
Other ........................................................              1              --
                                                                     --------        --------
Net loss .....................................................         (9,880)        (10,262)
                                                                     --------        --------
Accretion of redeemable preferred stock ......................         (3,341)             --
                                                                     --------        --------
Net loss attributable to common stock ........................       $(13,221)       $(10,262)
                                                                     ========        ========
Net loss per share, basic and diluted ........................       $ (81.12)       $  (0.97)
Weighted average shares used to compute basic and diluted loss
per share ....................................................            163          10,633

(1) Amount excludes stock-based compensation as follows:

General and administrative ...................................            203             381



See accompanying notes to consolidated financial statements.

                            PRINTCAFE SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)




                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                      -------------------------
                                                                         2002            2003
                                                                      ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ......................................................       $ (9,880)       $(10,262)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ..............................          8,151           5,683
   Provision for doubtful accounts ............................             30              55
   Write-down of stockholder note principal ...................             --              --
   Issuance of warrants .......................................             --              --
   Stock-based compensation ...................................            203             381
   Interest on note receivable from stockholders ..............             (6)             --
   Interest accretion on related party debt discount ..........            180             851
Changes in assets and liabilities:
   Accounts receivable ........................................         (3,489)          1,329
   Other assets ...............................................           (408)           (304)
   Accounts payable ...........................................            (62)            679
   Accrued liabilities ........................................            291             531
   Restructuring reserve ......................................           (133)            (41)
   Deferred revenue ...........................................              2            (601)
                                                                      --------        --------
     Net cash used in operating activities ....................         (5,121)         (1,699)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment ....................           (416)           (132)
                                                                      --------        --------
     Net cash used in investing activities ....................           (416)           (132)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt - related party ....................             --            (525)
Principal payments on debt ....................................            (30)            (32)
Principal payments on capital lease obligations ...............            (26)            (11)
Issuance of redeemable preferred stock ........................            755              --
Proceeds from note receivable repayment by stockholder ........             56              --
Debt origination costs ........................................           (188)             --
                                                                      --------        --------
     Net cash provided by(used in)financing activities ........            567            (568)
                                                                      --------        --------

Decrease in cash and cash equivalents .........................         (4,970)         (2,399)
Cash and cash equivalents - beginning of period ...............          8,648           8,775
                                                                      --------        --------
Cash and cash equivalents - end of period .....................       $  3,678        $  6,376
                                                                      ========        ========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Accretion of preferred stock .............................          3,341              --




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

The accompanying consolidated financial statements as of March 31, 2003, and for the three month periods ended March 31, 2002 and 2003, respectively, are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring accruals necessary to state fairly the Company's financial position as of March 31, 2003, and the results of operations and cash flows for the three month periods ended March 31, 2002 and 2003, respectively. These consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements and related notes included in its Form 10K, as filed with the Securities and Exchange Commission on March 21, 2003. The results for interim periods are not necessarily indicative of the expected results for any other interim period or the year ending December 31, 2003. The amounts included in the consolidated balance sheet at December 31, 2002 were derived from our audited financial statements.

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

License and subscription revenue:
License and subscription revenue includes fees for perpetual licenses and periodic subscriptions. The Company recognizes revenues on license fees after a license agreement has been signed, the product has been delivered, the fee is fixed, determinable and collectible, and there is VSOE to support the allocation of the total fee to a multielement arrangement (if applicable). If VSOE cannot be obtained for certain elements of the contract, the Company recognizes revenue using the residual method under which revenue is allocated to the undelivered elements and the residual amounts of revenue are allocated to the delivered elements. The Company recognizes revenues on periodic subscriptions over the subscription term for unlimited subscriptions and based on the value of orders processed for its customers through the system for limited subscriptions. Revenue is recognized for subscription orders processed through resellers over the subscription term of the underlying agreement, beginning upon installation.

Maintenance revenue:
Maintenance revenue is derived from the sale of maintenance and support contracts, which provide customers with the right to receive maintenance releases of the licensed products and access to customer support staff. Maintenance revenue is recognized on a straight-line basis over the term of the contract, which is typically one year. Payments for maintenance revenue are normally received in advance and are nonrefundable.

Professional services and other revenue:
Professional services and other revenue are derived from variable fees for installation, training, and consulting. Revenue for professional services such as installation and training, system integration projects, and consulting is primarily recognized as the services are performed. If these services are part of a multielement contract under which VSOE cannot be obtained for certain elements, they may be deferred either until acceptance of any related software or over the license period.

FAIR VALUE OF FINANCIAL INSTRUMENTS
For certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, recorded amounts approximate fair value due to the relative short maturity period. On May 31, 2002 and June 10, 2002, the Company entered into new agreements for its related party debt. As a result, the carrying amount of this debt approximates market value as of March 31, 2003. The carrying amount of the line of credit approximates market value because it has an interest rate that varies with market interest rates. The fair values of the obligations under capital leases are estimated based on current interest rates available to the Company for debt instruments with similar terms, degrees of risk, and remaining maturities. The carrying values of these obligations approximate their respective fair values. The estimated fair values may not be representative of the actual values of these financial instruments that could have been realized as of the period end or that will be realized in the future.

STOCK-BASED COMPENSATION AND WARRANTS
Effective December 2002, the Company adopted the disclosure-only provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS No. 148), which is consistent with the Company's utilization of the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). The Company accounts for equity instruments issued to non-employees and pursuant to strategic alliance arrangements in accordance with the provisions of SFAS No. 123, Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services, and Emerging Issues Task Force (EITF) No. 01-9, Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor's Product.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based awards:

                                                            MARCH 31,
                                                   ----------------------------
                                                      2002            2003
         ----------------------------------------------------------------------
         Reported net loss
         attributable to common stock               $13,221          $10,262

         Eliminate:  Stock-based compensation
         expense included in reported net loss          203              381

         Apply:  Total stock-based compensation
         expense determined under fair value
         method for all awards                        1,113              744
                                                    -------          -------

         Pro Forma net loss                         $14,131          $10,625
                                                    =======          =======

         Basic and diluted loss per share:
         Basic and diluted, as reported              $81.12            $.97
         Basic and diluted, pro forma                $86.71           $1.00

RECENT ACCOUNTING PRONOUNCEMENTS

Stock-Based Compensation
In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure (SFAS No. 148). SFAS No. 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the prior disclosure guidance and requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the disclosure provisions are effective for interim and annual periods beginning after December 15, 2002. The Company has complied with the disclosure provisions of this standard in the consolidated financial statements.

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

2. NET LOSS PER SHARE

Basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period. Potential common shares issuable upon conversion of convertible preferred stock and exercise of stock options and warrants are excluded from historical diluted net loss per share because they would be antidilutive. At March 31, 2002 and 2003, 3,569,117 and 216,490 potential common shares, respectively, are excluded from the determination of diluted net loss per share, as the effect of such shares is antidilutive.

                                              THREE MONTHS ENDED
                                                  MARCH 31,

                                           -----------------------
                                             2002           2003
                                           --------       --------
Numerator:
     Net loss .......................       $(9,880)      $(10,262)
     Preferred stock accretion ......        (3,341)            --
                                           --------       --------
Net loss attributable to common stock       (13,221)       (10,262)

Denominator:
Weighted average shares .............           163         10,633

Basic and diluted net loss per share        $(81.12)      $  (0.97)

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets and purchased technology are related mainly to the business acquisitions consummated in early 2000. Amortization is recorded on a straight-line basis over the estimated useful lives (generally three years) of the remaining assets and consists of the following at December 31, 2002 and March 31, 2003:


                                                  DECEMBER 31,        MARCH 31,
                                                      2002               2003
                                                  ------------     -------------
Customer list ..............................       $  42,713         $  42,713
Purchased technology .......................          44,023            44,023
Patent .....................................           2,065             2,065
Goodwill ...................................          58,730            58,730
                                                   ---------         ---------
                                                     147,531           147,531
Less: accumulated amortization .............        (119,596)         (124,666)
                                                   ---------         ---------
Goodwill and other intangible assets, net...       $  27,935         $  22,865
                                                   =========         =========

The Company previously adopted SFAS No. 142, Goodwill and Other Intangible Assets, which prohibits companies from amortizing goodwill and instead requires annual impairment testing of the goodwill. As a result, beginning January 1, 2002, the Company no longer amortizes goodwill. As of the adoption date, December 31, 2002 and March 31, 2003, the unamortized balance of goodwill was $22,500. Goodwill is subject to annual impairment testing.

The Company previously adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the Company to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. No impairment charge has been recorded in any periods presented.

4. INITIAL PUBLIC OFFERING

In June 2002, the Company issued 3,750,000 shares of its common stock at a price of $10.00 per share in its initial public offering. The

Company received approximately $33,000 in proceeds, net of underwriting discounts, commissions, and offering expenses. Simultaneously with the closing of the initial public offering, each outstanding share of preferred stock was automatically converted into common stock based on the applicable conversion ratio. In connection with the offering, the Company repaid approximately $17,800 of related party debt.

5. COMMITMENTS AND CONTINGENCIES

On February 19, 2003, Creo Inc. commenced an action in The Court of Chancery of the State of Delaware in and for New Castle County captioned Creo, Inc. v. Printcafe Software, Inc., Electronics For Imaging, Inc. (EFI), Marc D. Olin, Charles J. Billerbeck, Victor A. Cohn and Thomas J. Gill. Creo requested a temporary restraining order with respect to (a) triggering, exercising or otherwise giving effect to the stockholders' rights plan we adopted, (b) enforcing any action taken or to be taken by us "with the intent or effect of impeding the operation of market forces in an open bidding contest for Printcafe," (c) taking any steps or actions to enforce the fee provided for in the letter agreement we entered into with EFI, (d) taking any steps or any actions to enforce the option we granted to EFI, (e) taking any steps or actions to enforce the no solicitation provisions of the standby credit letter that we entered into with EFI, (f) engaging in any "conduct intended to cause or having the effect of causing Printcafe to forgo the opportunity to explore and enter into economically more favorable transactions" and (g) entering into, or purporting to enter into, a merger agreement between EFI and us before the court finally rules on the action. On February 21, 2003 the court denied Creo's request for a temporary restraining order. The matter is still pending in the Delaware Chancery Court with respect to the other relief sought by Creo. We intend to vigorously defend ourselves in this matter. If this lawsuit is resolved unfavorably to us, our business and financial condition could be adversely affected and we may not be able to complete the merger.

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

6. COMPREHENSIVE LOSS

The components of our comprehensive loss for each period presented are as follows:


                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                            ---------------------------
                                               2002            2003
                                            ----------      ----------
Net loss..................................  $ (9,880)       $ (10,262)
Foreign currency translation adjustments..        (1)              15
                                            ----------       ----------
     Comprehensive loss...................  $ (9,881)       $ (10,247)
                                            ==========       ==========

7. DEBT

On February 13, 2003, the Company entered into an agreement with EFI for a standby credit facility in the amount of $11,000 plus a working capital facility which will provide up to an additional $3,000 under certain circumstances. Under the terms of the standby credit facility, EFI is obligated to disburse up to $11,000 to the Company in the event that certain amounts under the Company's existing credit facilities become due and payable as a result of any action taken by the Company in order to facilitate the proposed business combination with EFI or certain other criteria. All loans made under this facility bear interest at the rate of 8% per annum payable on January 2, 2004. With certain exceptions, the maturity date would be accelerated if a business combination with EFI is not consummated on or before June 30, 2003 or upon the termination of the agreement. Subject to certain conditions, the credit facility also provides the Company with a working capital facility up to an aggregate amount of $3,000 to be disbursed in the event that, among other things, the Company's cash balance as of the close of business on the date notice is given by the Company is less than $1,000. The Company is obligated to use the proceeds of any exercise by EFI of the option agreement entered into on February 13, 2003 to pay down outstanding amounts under the standby credit facility. All loans under the working capital facility bear interest at a rate per annum equal to the prime rate as published, from time to time, by Citibank, plus two percent payable on the maturity date of the loans.

As of March 31, 2003, the Company had a total of $2,637 of unamortized deferred interest and debt discount fees, which are reflected within the short-term debt related-party section of the Company's balance sheet.

8. NON-CASH DEFERRED STOCK-BASED COMPENSATION

In February 2002, the Company's board of directors adopted the 2002 Key Executive Stock Incentive Plan. The Company reserved 766,520 shares of common stock for grants under the plan. As of September 30, 2002, the Company had granted options to purchase 766,520 shares of common stock with an exercise price of $4.21 per share. These option grants resulted in $110 in non-cash stock compensation for the quarter ended March 31, 2003.

In March 2002, the Company's board of directors adopted the 2002 Stock Incentive Plan. The Company has reserved 765,765 shares of common stock for grants under the plan. In April 2002, the Company granted options to purchase 381,603 shares of common stock, with an exercise price of $15.54 per share, to certain employees. In June 2002, the Company granted an additional 92,910 options to purchase common stock at an exercise price of $2.00 per share. This option grant resulted in $271 in non-cash stock compensation for the quarter ended March 31, 2003.

Also in March 2002, the Company's board of directors approved the 2002 Employee Stock Purchase Plan which became effective upon completion of the Company's initial public offering. The Company has reserved 337,837 shares of common stock for issuance under the plan.

9.  STOCK OPTION

On February 13, 2003, the Company entered into a stock option agreement with EFI granting them an option to purchase up to 2,126,574 shares of Common Stock at a purchase price equal to $2.60 per share. Provided that EFI is not in breach of its obligations under the standby credit agreement (Note 7), EFI may exercise the option at any time, in whole or in part. The option will terminate on December 31, 2007. Subject to certain conditions, the option shares must be repurchased by the Company, at the request of EFI, at a price equal to the aggregate purchase price paid for such shares by EFI. In addition, subject to certain conditions, the Company may repurchase from EFI the option shares at a price equal to the price paid by EFI for those shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this discussion contains forward-looking statements that involve risks and uncertainties. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performances, or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "might," "will," "should," "could," "would," "plan," "expect," "intend," "believe," "goal," "estimate," "anticipate," "predict," "potential," or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q ("Form 10-Q"). You should read this Form 10-Q completely and with the understanding that our actual future results may be materially different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading "Risk Factors That May Affect Future Results and Market Price of Stock" elsewhere in this Form 10-Q and the Risk Factors in our Form 10K dated March 21, 2003 and all other filings filed with the Securities and Exchange Commission.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes contained in this Form 10-Q.

OVERVIEW

GENERAL
We have focused on developing software solutions designed specifically for the printing industry supply chain since our inception in 1987. In February 2000, Prograph Systems, our predecessor company, changed its name to printCafe, Inc., and we launched our Web-based products to complement our enterprise resource planning software. From February through April 2000, we acquired five complementary businesses for an aggregate purchase price of $137,300. We have also committed significant resources to develop, integrate, and market our products, expand our management team, and hire additional personnel. On June 18, 2002, we completed our initial public offering by issuing 3,750,000 shares of our common stock at a price of $10.00 per share. We incurred a net loss of $40,797 for the year ended December 31, 2002 and $10,262 in the first three months of 2003 and had an accumulated deficit of $244,952 as of March 31,2003.

The acquisitions we completed in early 2000 generated goodwill of $57,700, of which $22,500 remained unamortized as of March 31, 2003, and other intangible assets of $86,400 of which $400 remained unamortized as of March 31, 2003. In accordance with SFAS No. 142, we have performed the required annual impairment test of goodwill as of December 31, 2002 and determined that no impairment loss is required to be recognized. The other intangible assets are being amortized over a three-year period. Any future write-off of goodwill or other intangible assets as a non-cash charge could be significant and would likely harm our operating results. In addition, any future impairment loss recognition may adversely affect our ability to comply with the financial covenants in our installment note with National City Bank. As of March 31, 2003, we were not in compliance with the debt service coverage covenants of the installment note. We have received a waiver with respect to this default from National City Bank, which expires January 1, 2004. As of March 31, 2003, the outstanding principal balance of this note was $300.

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

For the three months ended March 31, 2003 revenues from foreign customers approximated 16% of our total revenues.

CRITICAL ACCOUNTING POLICIES AND ASSUMPTIONS

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

ACCOUNTS RECEIVABLE
The Company records an allowance against gross accounts receivable to provide for doubtful accounts. The allowance is estimated based on the age of the receivable, specific circumstances surrounding the collection of an invoice, and historical data on allowances as a percentage of aged accounts receivable balances. Actual collection on accounts may differ from the allowance the Company has estimated.

REVENUE RECOGNITION
We recognize revenue on our software products in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, which provides for recognition of revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred, no significant obligations remain on our part with regard to implementation, the fee is fixed and determinable, and collectibility is probable. Our normal and customary payment terms provide for collection of the fee over fixed time periods, generally between one and six months. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of each element. Revenue recognized from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as maintenance and professional services, based on the relative fair value of each element. Our determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE for each element to either the price charged when the same element is sold separately or the price established by management for an element not yet sold separately. We have VSOE for maintenance services and professional services.

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

In the first quarter of 2002, we granted options to purchase 766,520 shares of common stock, with an exercise price of $4.21 per share, to certain employees and directors. As a result, we recorded approximately $4,300 of deferred compensation. This amount represents the difference between the exercise price and the fair market value of our common stock on the date we granted these stock options. We will record stock-based compensation expense of approximately $1,100 annually over the vesting period of these options, which is generally four years.

In April 2002, we granted options to purchase 381,603 shares of common stock, with an exercise price of $15.54 per share, to certain employees. We do not expect to record any stock-based compensation expense related to these options. We also granted options to purchase 92,910 shares of common stock to employees in June 2002, with an exercise price of $2.00 per share. As a result, we will record approximately $200 of stock-based compensation expense annually over the vesting period of these options, which is three years.

For the quarter ended March 31, 2003, we recorded $381 of stock-based compensation expense.

WARRANTS
We account for equity instruments issued to nonemployees and pursuant to strategic alliance agreements in accordance with the provisions of SFAS No. 123, Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services, and Emerging Issues Task Force No. 01-9, Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor's Product. Warrant expense represents charges associated with the issuance of warrants to purchase our common stock. To the extent that we derive revenue from agreements entered into in connection with the issuance of warrants, we offset this revenue by the expense associated with these warrants. Any amount of expense that exceeds revenue is recorded in sales and marketing, general and administrative, or interest expense, based upon the nature of the agreement. The amount of expense is equal to the fair value of vested warrants determined using Black-Scholes pricing models. During the periods ending March 31, 2002 and 2003, there was no reduction of revenue or recognition of expense related to warrants.

As of March 31, 2003, we had unvested warrants to purchase 43,899 shares of common stock, which have exercise prices ranging from $266.40 to $592.07 and vest upon attainment of performance criteria. Upon the vesting of warrants to purchase 13,119 of these shares of common stock, we will record warrant expense based upon fair value for each warrant, and upon the vesting of warrants to purchase 30,780 of these shares of common stock, we will reduce revenue generated from the warrant holder during the period when vesting occurs. We cannot predict the timing or amount of this reduction in revenue and increase in expense because the amount is calculated using the fair market value at the time of vesting.

INCOME TAXES
Deferred income taxes are recognized for all temporary differences between tax and financial bases of our assets and liabilities, using the tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. As of March 31, 2003, we had significant net operating loss carryforwards available to offset future taxable income. The net operating loss carryforwards will expire beginning in 2011 through 2022. Federal and state tax rules impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. Utilization of our carryforwards is limited because of past ownership changes. In the event that we have a future change in ownership, utilization of these carryforwards could be further limited.

We have established a 100% valuation allowance against deferred tax assets due to the uncertainty that future tax benefits can be realized from our net operating loss carryforwards and other deferred tax assets.

RESTRUCTURING
In August 2002, the Company announced a restructuring effecting an organizational realignment of the product management and customer service and support operations. This resulted in a restructuring charge of $525 in the quarter ended September 30, 2002. This charge consisted primarily of severance and benefits including involuntary termination and COBRA benefits, outplacement costs, and payroll taxes for the approximately 40 employees impacted by this restructuring. During the quarter ended March 31,2003, the Company paid all remaining expenditures relating to this restructuring.

In May 2001, the Company announced a restructuring that primarily related to the consolidation of certain client support operations into existing facilities, resulting in a restructuring charge of $2,098. The plan included terminations of 45 employees and the reduction of leased office space. Substantially all remaining cash expenditures relating to these lease obligations were made during the first quarter of 2003.

During the first quarter of 2003, the Company paid $41 related to these restructuring plans which focused on reducing our cost structure and improving the efficiency of our operations to respond to changing market conditions and to realize the anticipated benefits of the acquisitions made in early 2000. We believe that these actions will not adversely impact our operations in the future because we have undertaken initiatives to manage and monitor our client and employee relations during the execution of these plans and subsequent to their completion.

RESULTS OF OPERATIONS

The following table sets forth statements of operations data for the periods indicated. The data has been derived from the unaudited consolidated financial statements contained in this Form 10-Q which, in the opinion of our management, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the unaudited consolidated financial statements contained elsewhere in this Form 10-Q, the Consolidated Financial Statements and Notes thereto included in our financial statements for the fiscal year ended December 31, 2002 filed on March 21, 2003 with the Securities and Exchange Commission as part of our Form 10-K and all other filings.




                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                   ----------------------
                                                                     2002          2003
                                                                   --------      --------

Revenue:
   License and subscription ..................................     $  5,613      $  2,565
   Maintenance ...............................................        5,377         5,742
   Professional services and other ...........................          725         1,096
                                                                   --------      --------
     Total revenue ...........................................       11,715         9,403
Cost of revenues:
   License and subscription ..................................          998           588
   Maintenance ...............................................        1,309         1,254
   Professional services and other ...........................          374           434
                                                                   --------      --------
     Total cost of revenues ..................................        2,681         2,276
                                                                   --------      --------
Gross profit .................................................        9,034         7,127
Operating expenses:
   Sales and marketing...................................             3,947         4,068
   Research and development ..................................        3,034         3,025
   General and administrative (1) ............................        1,783         3,117
   Depreciation ..............................................          763           593
   Amortization ..............................................        7,388         5,090
   Stock-based compensation and warrants .....................          203           381
   Restructuring charge ......................................           --            --
                                                                   --------      --------
     Total operating expenses ................................       17,118        16,274
                                                                   --------      --------
Loss from operations .........................................       (8,084)       (9,147)
Amortization of debt origination fees ........................         (180)         (851)
Interest and other expense, net ..............................       (1,617)         (264)
Other ........................................................            1            --
                                                                   --------      --------
Net loss......................................................       (9,880)      (10,262)
                                                                   --------      --------
Accretion of redeemable preferred stock ......................       (3,341)           --
                                                                   --------      --------
Net loss attributable to common stock ........................     $(13,221)     $(10,262)
                                                                   ========      ========
Net loss per share, basic and diluted ........................      $(81.12)     $  (0.97)
Weighted average shares used to compute basic and diluted loss
per share.....................................................          163        10,633

(1) Amount exclude stock-based compensation as follows:

General and administrative ...................................          203           381

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

REVENUE
License and subscription
License and subscription revenue for the quarter ended March 31, 2003 was $2,565, a 54.3% decrease from license and subscription revenue of $5,613 for the quarter ended March 31, 2002. The decrease in license and subscription revenue was primarily due to a reduction in the number of software licenses and subscriptions sold during 2003 as compared to 2002. The decrease primarily resulted from uncertainty surrounding the pending acquisition that was announced early in the quarter as well as overall economic conditions.

Maintenance
Maintenance revenue for the quarter ended March 31, 2003 was $5,742, a 6.8% increase from maintenance revenue of $5,377 for the quarter ended March 31, 2002. The increase in maintenance revenue was primarily due to the increased number of license sales of our enterprise resource planning products in 2002 that, in turn, resulted in an increase in the number of our customers paying maintenance fees.

Professional services and other
Professional services and other revenue for the quarter ended March 31, 2003 was $1,096, a 51.2% increase from professional services and other revenue of $725 for the quarter ended March 31, 2002. This increase in professional services and other revenue was primarily due to training and implementation services provided to customers who purchased licenses for our enterprise resource planning products during the latter part of 2002 and first quarter of 2003.

TOTAL COST OF REVENUE
Cost of revenue includes direct labor and other direct costs relating to the delivery of our products and services. The cost of license and subscription revenue is primarily related to third party licenses that we resell with licenses and subscriptions of our products, as well as any hosting and communication costs. Cost of revenue for the quarter ended March 31, 2003 was $2,276, a 15.1% decrease from cost of revenue of $2,681 for the quarter ended March 31, 2002. This decrease is due primarily to the decrease in license and subscription revenues.

Cost of revenue as a percentage of revenue increased from 22.9% for the quarter ended March 31,2002, to 24.2% for the quarter ended March 31, 2003. This increase is mainly attributable to the shift in the product mix as a higher percentage of revenue was provided by professional services in 2003 as compared to 2002. These services have a higher cost of goods sold as compared to licenses and subscriptions.

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

Sales and marketing
Sales and marketing expenses consist primarily of costs related to sales and marketing, employee compensation, travel, public relations, trade shows, and advertising. Sales and marketing expenses for the quarter ended March 31, 2003 were $4,068, a 3.1% increase from sales and marketing expenses of $3,947 for the quarter ended March 31,2002, primarily due to salary increases for employees. ..Sales and marketing expenses as a percentage of revenue increased from 33.7% for the quarter ended March 31, 2002 to 43.3% for the quarter ended March 31, 2003, primarily due to a decrease in revenues.

Research and development
Research and development expenses consist primarily of expenses related to the development and upgrade of our existing proprietary software and expenses related to research and development for new product offerings. These expenses primarily consist of employee compensation for research and development. Research and development expenses for the quarter ended March 31, 2003 were $3,025 consistent with research and development expenses of $3,034 for the quarter ended March 31, 2002. Research and development expense as a percentage of revenue increased from 25.9% for the quarter ended March 31,2002 to 32.2% for the quarter ended March 31,2002 as a result of decreased revenues.

General and administrative
General and administrative expenses consist primarily of compensation for executive and administrative personnel, travel expenses, professional advisory fees, and general overhead expenses, including costs associated with being a public entity, that are not allocated to cost of revenue, research and development, or sales and marketing. General and administrative expenses for the quarter ended March 31, 2003 were $3,117, an increase of 74.8% from general and administrative expenses of $1,783 for the quarter ended March 31, 2002. General and administrative expense as a percentage of revenue increased from 15.2% for the quarter ended March 31, 2002 to 33.1% for the quarter ended March 31,2003. The increase was in absolute dollars was primarily due to merger related fees of approximately $1,400 that include investment banking, legal and accounting fees. The increase as a percentage of revenue resulted from these additional costs combined with the decrease in revenue.

Depreciation
Depreciation expense consists primarily of the depreciation of equipment, furniture, fixtures, and leasehold improvements. Depreciation expense for the quarter ended March 31, 2003 was $593, a decrease of 22.3% from depreciation expense of $763 for the quarter ended March

31, 2002. This decrease is primarily attributable to certain computer equipment becoming fully depreciated and new equipment being purchased at a slower rate compared to prior periods.

Amortization
Amortization expense consists of the amortization of intangible assets such as purchased technology, customer lists, and patents. Amortization expense for the quarter ended March 31, 2003 was $5,090, a decrease of 31.1% from amortization expense of $7,388 for the quarter ended March 31,2002. This decrease is primarily attributable to intangible assets relating to the acquisitions made during 2000 becoming fully amortized during the current period.

Stock-based compensation and warrants
Stock-based compensation and warrant expense relates to grants of employee stock options and issuances of stock with exercise prices lower than the fair value of the underlying shares at the time of grant or issuance, issuance of stock to employees as compensation and the issuance of options and warrants to third parties for services rendered. Stock-based compensation and warrants expense for the quarter ended March 31, 2003 was $381, an increase from $203 for the quarter ended March 31,2002. This increase is primarily attributable to stock-based compensation expense recognized in 2003 related to the stock options granted in 2002.

OTHER INCOME (EXPENSE)
Other income (expense) consists primarily of interest expense related to our borrowings and amortization of debt origination fees. Interest expense for the quarter ended March 31, 2003 was $264, a decrease of $1,353 from the quarter ended March 31, 2002. This decrease is primarily due to the repayment of $17,800 of indebtedness upon completion of our initial public offering. Amortization of debt origination fees for the quarter ended March 31, 2003 of $851 was recorded as a result of the restructuring of debt during the second quarter of 2002.

INCOME TAXES
During the quarter ended March 31, 2003, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefits. At March 31, 2003, we had significant accumulated net operating loss carryforwards for federal and state tax purposes. The federal tax carryforwards expire in various years beginning in 2011 through 2022. Utilization of certain net operating loss carryforwards is subject to certain limitations. Events which cause limitations on the amount of net operating losses that we may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, we had $6,376 in cash and cash equivalents, a decrease of approximately $2,399 from December 31, 2002. This decrease was primarily attributable to cash used by operations during the period including expenses related to the proposed merger of the Company with EFI and debt repayments of $568.

Net cash used by operating activities totaled $1,699 for the quarter ended March 31, 2003, compared to $5,121 of net cash used by operating activities for the quarter ended March 31, 2002. Net cash used in operating activities for the quarter ended March 31, 2003 is primarily attributable to the net loss for the period (less non-cash expenses) in addition to an increase in other assets related to certain annual prepaid contracts offset by a reduction in accounts receivable resulting from the decrease in revenue. The Company has experienced some slowdown in collections due to the general economic condition of the printing industry; however, the Company is not aware of any material collectibility or billing issues with its customers.

Net cash used by investing activities totaled $132 for the quarter ended March 31, 2003, compared to $416 of net cash used by investing activities for the quarter ended March 31, 2002. Cash used by investing activities during the first quarter of 2003 was primarily the result of the purchase of miscellaneous computer equipment.

Net cash used by financing activities was $568 for the quarter ended March 31, 2003, compared to $567 of net cash provided by financing activities for the quarter ended March 31, 2002. Cash used in financing activities during the first quarter of 2003 was primarily attributable to debt repayments of $568. Cash from financing activities in 2002 was primarily attributable to the issuance of shares of our redeemable preferred stock, offset, in part, by debt origination costs.

We have a $2,000 demand line of credit with National City Bank, all of which was drawn as of March 31,2003. Borrowings under the facility bear interest, which is payable monthly, at the prime rate. We also have entered into a $900 commercial installment note with National City Bank, which is payable monthly and matures on July 1, 2004. Borrowings under the installment note bear interest, which is payable monthly, at the annual rate of 7.62%. As of March 31, 2003, the outstanding principal balance of this note was $300 The installment note contains restrictive covenants, including a limitation on our ability to incur additional indebtedness or grant security interests in our assets, as well as requirements that we satisfy various financial conditions, including minimum tangible net worth and debt service coverage. As of March 31, 2003, we were not in compliance with the debt service coverage covenant of the installment note. We have received a waiver with respect to this default from National City Bank, which expires January 1, 2004. If we violate any of these financial covenants and are unable to obtain a waiver from National City Bank, then National City Bank could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. Obligations under the installment note and line of credit are secured by all of our tangible and intangible personal property.

On February 13, 2003, the Company entered into an agreement with EFI for a standby credit facility in the amount of $11,000 plus a working capital facility, which will provide up to an additional $3,000 under certain circumstances. Under the terms of the standby credit facility, EFI is obligated to disburse up to $11,000 to the Company in the event that certain amounts under the Company's existing credit facilities become due and payable as a result of any action taken by the Company in order to facilitate the proposed business combination with EFI or certain other criteria. All loans made under this facility bear interest at the rate of 8% per annum payable on January 2, 2004. With certain exceptions, the maturity date would be accelerated if a business combination with EFI is not consummated on or before June 30, 2003 or upon the termination of the agreement. Subject to certain conditions, the credit facility also provides the Company with a working capital facility up to an aggregate amount of $3,000 to be disbursed in the event that, among other things, the Company's cash balance as of the close of business on the date notice is given by the Company is less than $1,000. The Company is obligated to use the proceeds of any exercise by EFI of the option agreement entered into on February 13, 2003 to pay down outstanding amounts under the standby credit facility. All loans under the working capital facility bear interest at a rate per annum equal to the prime rate as published, from time to time, by Citibank, plus two percent payable on the maturity date of the loans.

We also have a license agreement with Creo Inc. which permits us to use some software owned by Creo in Web-based solutions we offer to printers. If the proposed merger with EFI is completed, Creo could terminate this license agreement. Creo must provide us with notice of its intention to terminate the license within 30 days after the consummation of the merger. The license would then terminate after the expiration of a 180-day transition period. During this 180-day transition period, the license fee we pay to Creo would increase from 10% to 25% of the revenue we generate from the sale of products using Creo's technology. During the three months ended March 31, 2003, we paid license fees to Creo of less than $100. We believe the 180-day transition period will be sufficient for us or EFI to develop software which provides substantially similar functionality to the technology we license from Creo. Accordingly, we do not believe that Creo's termination of the license agreement or the increased license fee percentage would have a material impact on our financial position, results of operations or liquidity in future periods.

We believe that, based on current levels of operations and anticipated growth, our cash from operations, together with cash currently available, will suffice to fund our operations through January 1, 2004. Poor financial results, unanticipated expenses or unanticipated opportunities that require financial commitments could give rise to additional financing requirements sooner than we expect. If we do not raise additional funds when we need them, we might have to delay, scale back or eliminate expenditures for expansion of our product plans and other strategic initiatives. If we do not complete the merger with EFI or complete a similar transaction with a third party, we do not expect to have sufficient cash to repay the $14,200 of our outstanding debt which becomes due and payable in January 2004 without securing additional debt or equity financing; we do not expect that additional debt or equity financing would be available to us. If we are unable to pay these amounts when due, the lenders could proceed against the collateral.

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

We entered into a merger agreement with EFI in February 2003. Under the terms of the merger agreement, we will become a wholly-owned subsidiary of EFI and EFI will assume all of our outstanding liabilities, including our debt obligations. The merger is subject to standard closing conditions, including the approval of the holders of a majority of our outstanding shares of common stock. In the event that the merger with EFI is not completed, we will need to seek another company to acquire us or refinance our outstanding debt obligations. We cannot assure you that any other company will be interested in acquiring us or that we will be able to enter into any financing arrangements on acceptable terms to adequately service our debt obligations including our debt maturing in January 2004.

Under the terms of the EFI merger agreement, our stockholders will receive $2.60 per share in cash or EFI common stock at the closing of the merger. If EFI does not complete the merger for any reason, the price of a share of our common stock on the NASDAQ National Market may decline substantially.

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

In February 2003 Creo Inc. sued us along with Marc Olin, EFI and our three independent directors which formed a special committee of the board of directors to consider strategic alternatives for Printcafe. The suit seeks to declare a Stockholders Rights Plan adopted by the special committee as unlawful, permanently bar the exercise of any rights under the Stockholders Rights Plan, and have an Option Agreement, Standby Credit Agreement and No-Talk Agreement with EFI declared unlawful and void. The matter is currently pending before Delaware Chancery Court. We intend to vigorously defend ourselves in this matter. If this lawsuit is resolved unfavorably to us, our business and financial condition could be adversely affected and we may not be able to complete our planned merger with EFI.

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

WE HAVE LIMITED EXPERIENCE OPERATING INTERNATIONALLY, WHICH MAY MAKE IT DIFFICULT AND COSTLY TO EXPAND IN OTHER COUNTRIES

To date, we have derived the substantial majority of our revenue from sales to customers in North America. As part of our business strategy, we plan to expand our international operations, focusing initially on the European market. We face many barriers to competing successfully internationally, including:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For the quarter ended March 31, 2003, revenue from foreign customers approximated 16% of our total revenue. We have not had any material exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. However, in future periods, we expect to increase sales in foreign markets, including Canada and Europe. As our sales are made in U.S. dollars, a strengthening of the U.S. dollar could cause our products to be less attractive in foreign markets. At March 31,2003, a total of $2,000 of outstanding debt accrues interest based on the prime rate. Most of our cash equivalents, short-term investments, and capital lease obligations are at fixed interest rates. Therefore, the fair value of these investments is affected by changes in the market interest rates. However, because our investment portfolio is primarily composed of investments in money market funds and high-grade commercial paper with short maturities, we do not believe an immediate 10% change in market interest rates would have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

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

                           PART II - OTHER INFORMATION

ITEM 5. CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 17, 2002, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (File No. 333-82646). The Registration Statement covered the sale of 4,212,000 shares of the Company's Common Stock (including an option to purchase 462,000 shares solely to cover over-allotment, if any) at an offering price of $10.00 per share. The managing underwriters in the offering were UBS Warburg LLC, Robertson Stephens, Inc., U.S. Bancorp Piper Jaffray Inc., and McDonald Investments Inc. (the "Underwriters"). On June 21, 2002, the Company sold to the Underwriters 3,750,000 shares of Common Stock for aggregate consideration of $37,500, less underwriting discounts and commissions of $2,625 and other expenses of $1,925 for net proceeds to the Company of $32,950, The other expenses of $1,925 were paid to third parties not affiliated with the Company. From the amount of net proceeds $23,200 in cash was used to pay outstanding debt, deferred interest, and prepayment fees. Of this amount, $16,900 was paid to Creo, Inc., which owns, through its subsidiary Creo SRL, approximately 30.2% of our outstanding common stock and additional amounts were used for general operating and corporate purposes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

2.1 Agreement and Plan of Merger dated as of February 26, 2003 by and among Electronics for Imaging, Inc., Strategic Value Engineering, Inc. and Printcafe Software, Inc. (incorporated by reference to the registrant's current report on Form 8-K dated February 26, 2003).

4.1 Stockholders Rights Agreement dated as of February 13, 2003 between Printcafe Software, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K dated February 13, 2003).

4.2 Amendment to Stockholders Rights Agreement dated as of February 26, 2003 between Printcafe Software, Inc. and Mellon Investor Services LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's current report on Form 8-K dated February 26, 2003).

4.3 Form of Rights Certificate (incorporated by reference to Exhibit 4.2 to the Company's current report on Form 8-K dated February 13, 2003).

10.1 Letter Agreement dated February 13, 2003 between Electronics for Imaging, Inc. and Printcafe Software, Inc. (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K dated February 13, 2003).

10.2 Stock Option Agreement dated February 13, 2003 between Electronics for Imaging, Inc. and Printcafe Software, Inc. (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K dated February 13, 2003).

10.3 Letter Agreement dated February 13, 2003 between Electronics for Imaging, Inc. and Printcafe Software, Inc. (incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K dated February 13, 2003).

99.1 Certification by the Chief Executive Officer relating to a periodic report containing financial statements

99.2 Certification by the Chief Financial Officer relating to a periodic report containing financial statements

(b) Reports on Form 8-K.

    The following current reports on Form 8-K were filed by the Company during the first fiscal quarter:

         (1) Current report on Form 8-K dated February 13, 2003 setting forth the terms of a Stockholders Rights Plan (the "Rights Plan") adopted by the Special Committee of the Board of Directors on February 13, 2003. A copy of the Rights Plan was filed with the Form 8-K.

         (2) Current report on Form 8-K dated February 13, 2003 setting forth the terms of (i) a letter agreement between the Company and Electronics for Imaging, Inc. ("EFI") that placed certain restrictions on the Company's ability to take actions in furtherance of a business combination with a party other than EFI, (ii) a stock option agreement granting EFI an option to purchase up to 2, 126,574 shares of the Company's common stock at $2.60 per share, and (iii) a letter agreement between the Company and EFI relating to a standby credit facility in the amount of $11,000 plus up to an additional $3,000 for working capital. Copies of the agreements were filed with the Form 8-K.

         (3) Current report on Form 8-K dated February 26, 2003 setting forth the terms of (i) an Agreement and Plan of Merger dated February 26, 2003 among the Company, EFI and Strategic Value Engineering, Inc. , and (ii) an amendment to the Rights Plan dated February 26, 2003.

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



Date: May 15, 2003

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003





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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003




                        /s/ Joseph J. Whang
                        -------------------------------
                        JOSEPH J. WHANG
                        Chief Financial Officer and
                        Chief Operating Officer