Form 10-Q
period 2003-06-30
PRINTCAFE SOFTWARE INC
filed 2003-08-14
CIK 1108507

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No. [X]

The number of shares of the registrant's common stock, $.0001 par value, outstanding as of the close of business on August 14, 2003 was 12,874,928.

                            PRINTCAFE SOFTWARE, INC.

                                      INDEX

PART I     FINANCIAL INFORMATION                                                    PAGE NO.
                                                                                    --------
  ITEM 1 - Financial Statements:
        Consolidated Balance Sheets -
         December 31, 2002 and June 30, 2003 ......................................     3
        Consolidated Statements of Operations -
         Three months and Six months ended June 30, 2002 and 2003 .................     4
        Consolidated Statements of Cash Flows -
         Six months ended June 30, 2002 and 2003 ..................................     5
        Notes to Consolidated Financial Statements ................................     6
  ITEM 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations ..............................................    11
  ITEM 3 - Quantitative and Qualitative Disclosures About Market Risk .............    23
  ITEM 4 - Controls and Procedures ................................................    23
PART II OTHER INFORMATION
ITEM 1 Legal Proceedings ..........................................................    24
ITEM 2 Changes in Securities and Use of Proceeds ..................................    24
ITEM 4 Submission of Matters to a Vote of Security Holders ........................    24
ITEM 6 - Exhibits and Reports on Form 8-K .........................................    24
  Signatures ......................................................................    26

                            PRINTCAFE SOFTWARE, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            PRINTCAFE SOFTWARE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                       DECEMBER 31, 2002 JUNE 30, 2003
                                                                          (UNAUDITED)
                                                       -----------------   ---------
                           ASSETS
Current assets:
   Cash and cash equivalents ........................      $   8,775       $   6,982
   Accounts receivable, net .........................         12,896          10,115
   Other current assets .............................          1,361           1,576
                                                           ---------       ---------
       Total current assets .........................         23,032          18,673
                                                           ---------       ---------
Property and equipment, net .........................          2,706           1,988
Purchased technology, net ...........................          2,806              --
Customer lists, net .................................          2,487             272
Goodwill ............................................         22,480          22,480
Other intangibles, net ..............................            162              93
                                                           ---------       ---------
      Total assets ..................................      $  53,673       $  43,506
                                                           =========       =========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit ...................................      $   2,000              --
   Accounts payable .................................          2,099       $   2,245
   Accrued compensation and related liabilities .....          1,470           2,054
   Accrued and other liabilities ....................          1,221           1,350
   Deferred revenue .................................          9,653           8,904
   Restructuring reserve ............................             67              36
   Current portion of long term debt- related party,
     (net of Debt origination costs of $1,764 at
     June 30, 2003)..................................          2,100          14,486
    Current portion of long term debt ...............            326             228
   Current portion of capital lease obligations .....             33              10
                                                           ---------       ---------
       Total current liabilities ....................         18,969          29,313
                                                           ---------       ---------

Long-term debt-related party, (net of debt
  origination costs of $3,507 at December 31,
  2002) .............................................         12,745           1,050
Commitments and contingencies (Note 5) ..............             --              --
Stockholders' equity:
   Common stock .....................................              1               1
   Additional paid-in capital .......................        253,823         258,611
   Warrants .........................................          8,677           8,677
   Deferred compensation ............................         (3,836)         (2,494)
   Accumulated other comprehensive loss:
   Foreign translation adjustment ...................            (46)            (83)
   Retained deficit .................................       (234,690)       (249,599)
   Treasury stock ...................................         (1,930)         (1,930)
   Notes receivable from stockholders ...............            (40)            (40)
                                                           ---------       ---------
      Total stockholders' equity ....................         21,959          13,143
                                                           ---------       ---------
      Total liabilities and stockholders' equity ....      $  53,673       $  43,506
                                                           =========       =========

          See accompanying notes to consolidated financial statements.

                            PRINTCAFE SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                      JUNE 30,                      JUNE 30,
                                                              -----------------------       -----------------------
                                                                2002           2003           2002           2003
                                                              --------       --------       --------       --------
Revenue:
   License and subscription ............................      $  5,671       $  2,391       $ 11,284       $  4,955
   Maintenance .........................................         5,386          5,576         10,763         11,319
   Professional services and other .....................         1,149          1,098          1,874          2,194
                                                              --------       --------       --------       --------
     Total revenue .....................................        12,206          9,065         23,921         18,468
Cost of revenue:
   License and subscription ............................           928            496          1,926          1,084
   Maintenance .........................................         1,296          1,215          2,605          2,469
   Professional services and other .....................           499            421            873            855
                                                              --------       --------       --------       --------
     Total cost of revenue .............................         2,723          2,132          5,404          4,408
                                                              --------       --------       --------       --------
Gross profit ...........................................         9,483          6,933         18,517         14,060
Operating expenses:
   Sales and marketing(1) ..............................         4,574          4,421          8,521          8,630
   Research and development ............................         3,092          2,979          6,126          6,003
   General and administrative(1) .......................         1,451          2,653          3,234          5,630
   Depreciation ........................................           707            286          1,470            879
   Amortization ........................................         7,392             43         14,780          5,133
   Stock-based compensation and warrants ...............           334            102            537            483
                                                              --------       --------       --------       --------
     Total operating expenses ..........................        17,550         10,484         34,668         26,758
                                                              --------       --------       --------       --------
Loss from operations ...................................        (8,067)        (3,551)       (16,151)       (12,698)
Amortization of debt origination fees and other expense.        (1,520)          (833)        (1,759)        (1,684)
Interest expense, related party ........................        (1,546)          (263)        (3,103)          (527)
                                                              --------       --------       --------       --------
Net loss ...............................................       (11,133)        (4,647)       (21,013)       (14,909)
                                                              --------       --------       --------       --------
Accretion of redeemable preferred stock ................        (2,860)            --         (6,200)            --
                                                              --------                      --------       --------
Net loss attributable to common stock ..................      $(13,993)      $ (4,647)      $(27,213)      $(14,909)
                                                              ========       ========       ========       ========
Net loss per share, basic and diluted ..................      $  (9.00)      $  (0.42)      $ (31.68)      $  (1.37)
Weighted average shares used to compute basic and
  diluted loss per share ..............................         1,555         11,153            859         10,896

(1) Amounts exclude stock-based compensation as follows:
General and administrative .............................           334            102            537            483



          See accompanying notes to consolidated financial statements.

                            PRINTCAFE SOFTWARE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                             -------------------------
                                                                2002            2003
                                                             ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..............................................      $ (21,013)      $ (14,909)
Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation and amortization ......................         16,251           6,012
   Provision for doubtful accounts ....................              6             642
   Write-down of shareholder note principal ...........            197              --
   Stock-based compensation ...........................            537             483
   Interest on note receivable from stockholders ......            (13)             --
   Interest accretion on related party debt discount ..          1,572           1,743
Changes in assets and liabilities:
   Accounts receivable ................................         (4,453)          2,139
   Other assets .......................................            (86)           (297)
   Accounts payable ...................................           (419)            146
   Accrued liabilities ................................         (1,073)            713
   Restructuring reserve ..............................           (262)            (31)
   Deferred revenue ...................................            412            (749)
                                                             ---------       ---------
     Net cash used in operating activities ............         (8,344)         (4,108)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment ............           (640)           (161)
                                                             ---------       ---------
     Net cash used in investing activities ............           (640)           (161)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt - related party ............        (17,800)         (1,050)
Principal payments on debt ............................            (66)            (98)
Repayment on line of credit ...........................             --          (2,000)
Principal payments on capital lease obligations .......            (42)            (23)
Net proceeds from initial public offering .............         32,950              --
Issuance of redeemable preferred stock ................            755              --
Proceeds from note receivable repayment by stockholder              56              --
Debt origination costs ................................           (188)             --
Payment of debt restructuring fee to related party ....         (3,700)             --
Proceeds from exercise of stock options ...............             --           5,532
Proceeds from issuance of stock under employee stock
  purchase plan .......................................             --             115
                                                             ---------       ---------
     Net cash provided by financing activities ........         11,965           2,476
                                                             ---------       ---------
Increase (decrease) in cash and cash equivalents ......          2,981          (1,793)
Cash and cash equivalents - beginning of period .......          8,648           8,775
                                                             ---------       ---------
Cash and cash equivalents - end of period .............      $  11,629       $   6,982
                                                             =========       =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Deferred compensation ............................      $   5,176        $     --
     Accretion of preferred stock .....................          6,201              --
     Conversion of preferred stock to common stock upon        139,529              --
       initial public offering

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Printcafe Software, Inc. is a provider of software solutions designed specifically for the printing industry supply chain. Our enterprise resource planning and collaborative supply chain software solutions enable printers and print buyers to lower costs and improve productivity. Our procurement applications, which are designed for print buyers, facilitate collaboration between printers and print buyers over the Web. Our software solutions have been installed by more than 4,000 customers in over 8,000 facilities worldwide, including 24 of the 25 largest printing companies in North America and over 50 businesses in the Fortune 1000.

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

LIQUIDITY
The Company believes that, based on current levels of operations and anticipated growth, cash from operations, together with cash currently available, will suffice to fund our operations through January 1, 2004. Poor financial results, unanticipated expenses or unanticipated opportunities that require financial commitments could give rise to additional financing requirements sooner than the Company expected. If the Company does not raise additional funds when needed, expenditures for expansion of product plans and other strategic initiatives might have to be delayed, scaled back or eliminated. If the Company does not complete the merger with EFI or complete a similar transaction with a third party, the Company does not expect to have sufficient cash to repay the $14,200 outstanding debt which becomes due and payable in January 2, 2004 without securing additional debt or equity financing. It is not expected that additional debt or equity financing would be available. If the Company is unable to pay these amounts when due, the lenders could proceed against the collateral. Should the merger with EFI not be successful, there is uncertainty as to the Company's ability to continue as a going concern through the year ending December 31, 2004.

The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continued existence is dependent upon its ability to generate sufficient cash flows from equity financing and successfully concluding additional license agreements.

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

The accompanying consolidated financial statements as of June 30, 2003, and for the three and six month periods ended June 30, 2002 and 2003, respectively, are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal, recurring accruals necessary to state fairly the Company's financial position as of June 30, 2003, and the results of operations and cash flows for the three and six month periods ended June 30, 2002 and 2003, respectively. These consolidated financial statements and notes thereto should be read in conjunction with the Company's audited consolidated financial statements and related notes included in its Form 10K, as filed with the Securities and Exchange Commission on March 21, 2003. The results for interim periods are not necessarily indicative of the expected results for any other interim period or the year ending December 31, 2003. The amounts included in the consolidated balance sheet at December 31, 2002 were derived from our audited financial statements.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

For certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, recorded amounts approximate fair value due to the relative short maturity period. On May 31, 2002 and June 10, 2002, the Company entered into new agreements for its related party debt. As a result, the carrying amount of this debt approximates market value as of June 30, 2003. The carrying amount of the line of credit approximates market value because it has an interest rate that varies with market interest rates. The fair values of the obligations under capital leases are estimated based on current interest rates available to the Company for debt instruments with similar terms, degrees of risk, and remaining maturities. The carrying values of these obligations approximate their respective fair values. The estimated fair values may not be representative of the actual values of these financial instruments that could have been realized as of the period end or that will be realized in the future.

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based awards:


                                                     THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                          JUNE 30,                              JUNE 30,
                                            ----------------------------------     ----------------------------------
                                                 2002                 2003              2002                 2003
                                            ----------------    --------------     --------------     ---------------
                                                              (in thousands, except per share data)
Reported net loss attributable
to common stock                                  $13,993            $ 4,647            $27,213            $14,909

Eliminate:  Stock-based compensation
expense included in reported net loss                334                102                537                483

Apply:  Total stock-based
compensation income (expense) determined
under fair value method for all awards            (1,698)               760             (2,920)                16

Pro Forma net loss                                15,357              3,785             29,596             14,410

Basic and diluted loss per share:
Basic and diluted, as reported                     (9.00)             (0.42)            (31.68)             (1.37)
Basic and diluted, pro forma                       (9.88)             (0.34)            (34.45)             (1.32)

The stock-based compensation income is a result of forfeitures upon termination of nonvested options.

RECENT ACCOUNTING PRONOUNCEMENTS

VARIABLE INTEREST ENTITIES
In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities". This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The Company does not believe the provisions of this Interpretation Standard have an impact on its consolidated financial statements upon adoption.

FINANCIAL INSTRUMENTS

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires those instruments be classified as liabilities in statements of financial position. SFAS No. 150 also requires disclosures about alternative ways of settling financial instruments and the capital structure of entities whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe the provisions of this Statement will have an impact on its consolidated financial statements upon adoption.

2. NET LOSS PER SHARE

Basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period. Potential common shares issuable upon conversion of convertible preferred stock and exercise of stock options and warrants are excluded from historical diluted net loss per share because they would be antidilutive. At June 30, 2002 and 2003, 1,596,855 and 1,426,254 potential common shares, respectively, are excluded from the determination of diluted net loss per share, as the effect of such shares is antidilutive.

                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                      JUNE 30,                         JUNE 30,
                                             -------------------------         -------------------------
                                               2002             2003             2002             2003
                                             --------         --------         --------         --------
                                                        (in thousands, except per share data)
Numerator:
     Net loss .........................      $(11,133)        $ (4,647)        $(21,013)        $(14,909)
     Preferred stock accretion ........        (2,860)              --           (6,200)              --
                                             --------         --------         --------         --------
Net loss attributable to common stock..       (13,993)          (4,647)         (27,213)         (14,909)

Denominator:
Weighted average shares ...............         1,555           11,153              859           10,896

Basic and diluted net loss per share         $  (9.00)        $  (0.42)        $ (31.68)        $  (1.37)

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets and purchased technology are related mainly to the business acquisitions consummated in early 2000. Amortization is recorded on a straight-line basis over the estimated useful lives (generally three years) of the remaining assets and consists of the following at December 31, 2002 and June 30, 2003:

                                                 DECEMBER 31,        JUNE 30,
                                                     2002              2003
                                                 ------------     -------------
 Customer list ...........................        $  42,713         $  42,713
 Purchased technology ....................           44,023            44,023
 Patent ..................................            2,065             2,107
 Goodwill ................................           58,730            58,730
                                                  ---------         ---------
                                                    147,531           147,573
 Less: accumulated amortization ..........         (119,596)         (124,728)
                                                  ---------         ---------
 Goodwill and other intangible assets, net        $  27,935         $  22,845
                                                  =========         =========

The Company previously adopted SFAS No. 142, Goodwill and Other Intangible Assets, which prohibits companies from amortizing goodwill and instead requires annual impairment testing of the goodwill. As a result, beginning January 1, 2002, the Company no longer amortizes goodwill. As of the adoption date, December 31, 2002 and June 30, 2003, the unamortized balance of goodwill was $22,480. Goodwill is subject to annual impairment testing.

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

5. COMMITMENTS AND CONTINGENCIES

On February 19, 2003, Creo Inc. commenced an action in The Court of Chancery of the State of Delaware in and for New Castle County captioned Creo, Inc. v. Printcafe Software, Inc., Electronics For Imaging, Inc. (EFI), Marc D. Olin, Charles J. Billerbeck, Victor A. Cohn and Thomas J. Gill. Creo requested a temporary restraining order with respect to (a) triggering, exercising or otherwise giving effect to the stockholders' rights plan adopted by the Company,
(b) enforcing any action taken or to be taken by us "with the intent or effect of impeding the operation of market forces in an open bidding contest for Printcafe," (c) taking any steps or actions to enforce the fee provided for in a letter agreement the Company entered into with EFI, (d) taking any steps or any actions to enforce an option the Company granted to EFI, (e) taking any steps or actions to enforce the no solicitation provisions of the standby credit letter that the Company entered into with EFI, (f) engaging in any "conduct intended to cause or having the effect of causing Printcafe to forgo the opportunity to explore and enter into economically more favorable transactions" and (g) entering into, or purporting to enter into, a merger agreement between EFI and the Company before the court finally rules on the action. On February 21, 2003 the court denied Creo's request for a temporary restraining order. The matter is still pending in the Delaware Chancery Court with respect to the other relief sought by Creo. The Company believes that the lawsuit is completely without merit and intends to vigorously defend itself. If this lawsuit is resolved unfavorably to us, our business and financial condition could be adversely affected and we may not be able to complete the merger.

On June 25,2003 a securities class action complaint was filed against the Company, Marc Olin, President and Chief Executive Officer, and Joseph Whang, Chief Financial Officer and Chief Operating Officer, in the United States District Court for the Western District of Pennsylvania. The complaint alleges that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in connection with the Company's initial public offering and subsequent press releases. The Company believes that the lawsuit is completely without merit and intends to vigorously defend itself. To date, the Company has not been required to file a response to the complaint and has not done so. In light of the early stage of this proceeding, the Company cannot predict with certainty the likely outcome of the action or the likely value of any of the related claims.

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

6. COMPREHENSIVE LOSS

The components of the Company's comprehensive loss for each period presented are as follows:

                                                    THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                         JUNE 30,                                JUNE 30,
                                               ----------------------------            ----------------------------
                                                 2002                2003                2002                2003
                                               --------            --------            --------            --------
Net loss ...................................   $(11,133)          $  (4,647)           $(21,013)           $(14,909)
Foreign currency translation adjustments ...          7                 (61)                  6                 (37)
                                               --------            --------            --------            --------
Comprehensive loss .........................   $(11,126)           $ (4,708)           $(21,007)           $(14,946)
                                               ========            ========            ========            ========


7. LINE OF CREDIT AND LONG-TERM DEBT

On February 13, 2003, the Company entered into an agreement with EFI for a standby credit facility in the amount of $11,000 plus a working capital facility which will provide up to an additional $3,000 under certain circumstances. Under the terms of the standby credit facility, EFI is obligated to disburse up to $11,000 to the Company in the event that certain amounts under the Company's existing credit facilities become due and payable as a result of any action taken by the Company in order to facilitate the proposed business combination with EFI or certain other criteria. All loans made under this facility bear interest at the rate of 8% per annum payable on January 2, 2004. With certain exceptions, the maturity date would be accelerated if a business combination with EFI is not consummated on or before August 31, 2003 or upon the termination of the agreement. Subject to certain conditions, the credit facility also provides the Company with a working capital facility up to an aggregate amount of $3,000 to be disbursed in the event that, among other things, the Company's cash balance as of the close of business on the date notice is given by the Company is less than $1,000. The Company is obligated to use the proceeds of any exercise by EFI of the option agreement entered into on February 13, 2003 to pay down outstanding amounts under the standby credit facility. All loans under the working capital facility bear interest at a rate per annum equal to the prime rate as published, from time to time, by Citibank, plus two percent payable on the maturity date of the loans.

In June 2003, the Company repaid the entire amount outstanding of $2,000 on its line of credit with National City Bank. After repayment, this facility was closed by the Company and National City Bank.

As of June 30, 2003, the Company had a total of $1,764 of unamortized deferred interest and debt discount fees, which are reflected within the short-term debt related-party section of the Company's balance sheet.

8. NON-CASH DEFERRED STOCK-BASED COMPENSATION

In February 2002, the Company's board of directors adopted the 2002 Key Executive Stock Incentive Plan. The Company reserved 766,520 shares of common stock for grants under the plan. During fiscal year 2002, the Company granted options to purchase 766,520 shares of common stock with an exercise price of $4.21 per share. In March 2002, the Company's board of directors adopted the 2002 Stock Incentive Plan. The Company has reserved 765,765 shares of common stock for grants under the plan. In April 2002, the Company granted options to purchase 381,603 shares of common stock, with an exercise price of $15.54 per share, to certain employees. In June 2002, the Company granted an additional 92,910 options to purchase common stock at an exercise price of $2.00 per share. These option grants, adjusted for any terminations and forfeitures during the period, resulted in $102 and $483 in non-cash stock compensation for the three and six months ended June 30, 2003, respectively.

9. STOCK OPTION

On February 13, 2003, the Company entered into a stock option agreement with EFI granting them an option to purchase up to 2,126,574 shares of Common Stock at a purchase price equal to $2.60 per share. Subject to certain conditions, the option shares must be repurchased by the Company, at the request of EFI, at a price equal to the aggregate purchase price paid for such shares by EFI. In addition, subject to certain conditions, the Company may repurchase from EFI the option shares at a price equal to the price paid by EFI for those shares. In June 2003, EFI exercised this option and the Company received $5,529 in exchange for 2,126,574 shares of its common stock.

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

OVERVIEW

GENERAL
We have focused on developing software solutions designed specifically for the printing industry supply chain since our inception in 1987. In February 2000, Prograph Systems, our predecessor company, changed its name to printCafe, Inc., and we launched our Web-based products to complement our enterprise resource planning software. From February through April 2000, we acquired five complementary businesses for an aggregate purchase price of $137,300. We have also committed significant resources to develop, integrate, and market our products, expand our management team, and hire additional personnel. On June 18, 2002, we completed our initial public offering by issuing 3,750,000 shares of our common stock at a price of $10.00 per share. We incurred a net loss of $40,797 for the year ended December 31, 2002 and $14,909 in the first six months of 2003 and had an accumulated deficit of $249,599 as of June 30, 2003.

The acquisitions we completed in early 2000 generated goodwill of $57,700, of which $22,480 remained unamortized as of June 30, 2003, and other intangible assets of $86,400, none of which remained unamortized as of June 30, 2003. In accordance with SFAS No. 142, we have performed the required annual impairment test of goodwill as of December 31, 2002 and determined that no impairment loss is required to be recognized. The other intangible assets are being amortized over a three-year period. Any future write-off of goodwill or other intangible assets as a non-cash charge could be significant and would likely harm our operating results. In addition, any future impairment loss recognition may adversely affect our ability to comply with the financial covenants in our installment note with National City Bank. As of June 30, 2003, we were not in compliance with the debt service coverage covenants of the installment note. We have received a waiver with respect to this default from National City Bank, which expires January 1, 2004. As of June 30, 2003, the outstanding principal balance of this note was $228.

On February 26, 2003, we entered into a merger agreement with EFI. Upon completion of the merger, we would become a wholly-owned subsidiary of EFI. Our board of directors has approved the merger with EFI and has called a special meeting of our stockholders to vote on the merger. The merger will be adopted if the holders of a majority of our outstanding shares of common stock vote for the proposed merger with EFI. We will incur significant costs associated with the merger, including legal, accounting, financial printing and financial advisory fees. Many of these fees must be paid regardless of whether the merger is completed. We also may incur significant costs in defending ourselves in the lawsuit brought against us by Creo in February 2003 related to our transactions with EFI or the securities class action complaint filed against the Company in the June 2003 related to our initial public offering and certain subsequent press releases. In addition, our relationships with customers may be disrupted because of the diversion of management attention while negotiating the merger and as a result of any perceived uncertainty regarding the outcome of the merger. If customers delay decisions to license our products due to this uncertainty, our results of operations would be adversely affected.

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

For the three and six months ended June 30, 2003 revenues from foreign customers approximated 15% of our total revenues.

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

For the three and six months ended June 30, 2003, we recorded $102 and $483, respectively, of stock-based compensation expense.

WARRANTS
We account for equity instruments issued to nonemployees and pursuant to strategic alliance agreements in accordance with the provisions of SFAS No. 123, Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services, and Emerging Issues Task Force No. 01-9, Accounting for Consideration Given by Vendor to a Customer or a Reseller of the Vendor's Product. Warrant expense represents charges associated with the issuance of warrants to purchase our common stock. To the extent that we derive revenue from agreements entered into in connection with the issuance of warrants, we offset this revenue by the expense associated with these warrants. Any amount of expense that exceeds revenue is recorded in sales and marketing, general and administrative, or interest expense, based upon the nature of the agreement. The amount of expense is equal to the fair value of vested warrants determined using Black-Scholes pricing models. During the quarters ending June 30, 2002 and 2003, there was no reduction of revenue or recognition of expense related to warrants.

As of June 30, 2003, we had unvested warrants to purchase 43,899 shares of common stock, which have exercise prices ranging from $266.40 to $592.07 and vest upon attainment of performance criteria. Upon the vesting of warrants to purchase 13,119 of these shares of common stock, we will record warrant expense based upon fair value for each warrant, and upon the vesting of warrants to purchase 30,780 of these shares of common stock, we will reduce revenue generated from the warrant holder during the period when vesting occurs. We cannot predict the timing or amount of this reduction in revenue and increase in expense because the amount is calculated using the fair market value at the time of vesting.

INCOME TAXES
Deferred income taxes are recognized for all temporary differences between tax and financial bases of our assets and liabilities, using the tax laws and statutory rates applicable to the periods in which the differences are expected to affect taxable income. As of June 30, 2003, we had significant net operating loss carryforwards available to offset future taxable income. The net operating loss carryforwards will expire beginning in 2011 through 2022. Federal and state tax rules impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. Utilization of our carryforwards is limited because of past ownership changes. In the event that we have a future change in ownership, utilization of these carryforwards could be further limited.

We have established a 100% valuation allowance against deferred tax assets due to the uncertainty that future tax benefits can be realized from our net operating loss carryforwards and other deferred tax assets.

RESTRUCTURING
In August 2002, the Company announced a restructuring effecting an organizational realignment of the product management and customer service and support operations. This resulted in a restructuring charge of $525 in the quarter ended September 30, 2002. This charge consisted primarily of severance and benefits including involuntary termination and COBRA benefits, outplacement costs, and payroll taxes for the approximately 40 employees impacted by this restructuring. During the six months ended June 30, 2003, the Company paid all remaining expenditures relating to this restructuring.

In May 2001, the Company announced a restructuring that primarily related to the consolidation of certain client support operations into existing facilities, resulting in a restructuring charge of $2,098. The plan included terminations of 45 employees and the reduction of leased office space. All remaining cash expenditures relating to these lease obligations were made during the first six months of 2003.

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

                                                                            THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                                 JUNE 30,                         JUNE 30,
                                                                        -------------------------         -------------------------
                                                                          2002             2003             2002             2003
                                                                        --------         --------         --------         --------
                                                                                   (in thousands, except per share data)
Revenue:
   License and subscription ....................................        $  5,671         $  2,391         $ 11,284         $  4,955
   Maintenance .................................................           5,386            5,576           10,763           11,319
   Professional services and other .............................           1,149            1,098            1,874            2,194
                                                                        --------         --------         --------         --------
     Total revenue .............................................          12,206            9,065           23,921           18,468
Cost of revenue:
   License and subscription ....................................             928              496            1,926            1,084
   Maintenance .................................................           1,296            1,215            2,605            2,469
   Professional services and other .............................             499              421              873              855
                                                                        --------         --------         --------         --------
     Total cost of revenue .....................................           2,723            2,132            5,404            4,408
                                                                        --------         --------         --------         --------

Gross profit ...................................................           9,483            6,933           18,517           14,060
Operating expenses:
Sales and marketing(1) .........................................           4,574            4,421            8,521            8,630
Research and development .......................................           3,092            2,979            6,126            6,003
General and administrative(1) ..................................           1,451            2,653            3,234            5,630
Depreciation ...................................................             707              286            1,470              879
Amortization ...................................................           7,392               43           14,780            5,133
Stock-based compensation and warrants ..........................             334              102              537              483
                                                                        --------         --------         --------         --------
     Total operating expenses ..................................          17,550           10,484           34,668           26,758
                                                                        --------         --------         --------         --------
Loss from operations ...........................................          (8,067)          (3,551)         (16,151)         (12,698)
Amortization of debt origination fees and other expense ........          (1,520)            (833)          (1,759)          (1,684)
Interest, net ..................................................          (1,546)            (263)          (3,103)            (527)
                                                                        --------         --------         --------         --------
Net loss .......................................................         (11,133)          (4,647)         (21,013)         (14,909)
                                                                        --------         --------         --------         --------
Accretion of redeemable preferred stock ........................          (2,860)              --           (6,200)
                                                                        --------         --------         --------         --------
Net loss attributable to common stock ..........................        $(13,993)        $ (4,647)        $(27,213)        $(14,909)
                                                                        ========         ========         ========         ========
Net loss per share, basic and diluted ..........................        $  (9.00)        $  (0.42)        $ (31.68)        $  (1.37)
Weighted average shares used to compute basic and
diluted loss per share .........................................           1,555           11,153              859           10,896

(1) Amounts exclude stock-based compensation as follows:

General and administrative .....................................        $    334         $    102         $    537         $    483

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2003

REVENUE

LICENSE AND SUBSCRIPTION
License and subscription revenue for the three months ended June 30, 2003 was $2,391, a 58% decrease from license and subscription revenue of $5,671 for the quarter ended June 30, 2002. License and subscription revenue for the six months ended June 30, 2003 was $4,955, a 56% decrease from license and subscription revenue of $11,284 for the six months ended June 30, 2002. The decrease in license and subscription revenue was primarily due to a reduction in the number of software licenses and subscriptions sold during 2003 as compared to 2002. The decrease primarily resulted from uncertainty surrounding the pending acquisition that was announced early in the first quarter as well as overall economic conditions.

MAINTENANCE
Maintenance revenue for the three months ended June 30, 2003 was $5,576, a 4% increase from maintenance revenue of $5,386 for the quarter ended June 30, 2002. Maintenance revenue for the six months ended June 30, 2003 was $11,319, a 5% increase from maintenance revenue of $10,763 for the six months ended June 30, 2002. The increase in maintenance revenue was primarily due to the increased number of license sales of our enterprise resource planning products in 2002 that, in turn, resulted in an increase in the number of our customers paying maintenance fees.

PROFESSIONAL SERVICES AND OTHER
Professional services and other revenue for the three months ended June 30, 2003 was $1,098 a 4% decrease from professional services and other revenue of $1,149 for the quarter ended June 30, 2002. Professional services and other revenue for the six months ended June 30, 2003 was $2,194, a 17% increase from professional services and other revenue of $1,874 for the six months ended June 30, 2002. This increase in professional services and other revenue was primarily due to training and implementation services provided to customers who purchased licenses for our enterprise resource planning products during the latter part of 2002 and first half of 2003. The increase from the first to the second quarter in each of 2003 and 2002 is attributable to revenue generated by our annual user conference which took place in the second quarter of each year.

TOTAL COST OF REVENUE
Cost of revenue includes direct labor and other direct costs relating to the delivery of our products and services. The cost of license and subscription revenue is primarily related to third party licenses that we resell with licenses and subscriptions of our products, as well as any hosting and communication costs. Cost of revenue for the quarter ended June 30, 2003 was $2,132, a 22% decrease from cost of revenue of $2,723 for the quarter ended June 30, 2002. Cost of revenue for the six months ended June 30, 2003 was $4,408, an 18% decrease from cost of revenue of $5,404 for the six months ended June 30, 2002. This decrease is due primarily to the decrease in license and subscription revenues. Cost of revenue as a percentage of revenue increased from 22% and 23% for the three and six months ended June 30, 2002, respectively, to 23% and 24% for the three and six months ended June 30, 2003. This increase is mainly attributable to the shift in the product mix as a higher percentage of revenue was provided by professional services in 2003 as compared to 2002. These services have a higher cost of goods sold as compared to licenses and subscriptions.

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

SALES AND MARKETING
Sales and marketing expenses consist primarily of costs related to sales and marketing, employee compensation, travel, public relations, trade shows, and advertising. Sales and marketing expenses for the quarter ended June 30, 2003 were $4,421, a 3% decrease from sales and marketing expenses of $4,574 for the quarter ended June 30, 2002. Sales and marketing expenses for the six months ended June 30, 2003 were $8,630, a 1% increase from sales and marketing expenses of $8,521 for the six months ended June 30, 2002. These decrease in the second quarter was primarily due to reduced marketing expenditures mainly related to the user conference. The increase for the six months of 2003 compared to 2002 was mainly a result salary increases for employees. Sales and marketing expenses as a percentage of revenue increased from 38% and 36% for the three months and six months ended June 30, 2002, respectively, to 49% and 47% for the three and six months ended June 30, 2003, respectively, primarily due to a decrease in revenues.

RESEARCH AND DEVELOPMENT
Research and development expenses consist primarily of expenses related to the development and upgrade of our existing proprietary software and expenses related to research and development for new product offerings. These expenses include employee compensation for research and development and third-party contract development costs. Research and development expenses for the quarter ended June 30, 2003 were $2,979, a 4% decrease from research and development expenses of $3,092 for the quarter ended June 30, 2002. Research and development expenses for the six months ended June 30, 2003 were $6,003, a 2% decrease from research and development expenses of $6,126 for the six months ended June 30, 2002. These decreases were mainly the result of small reductions in personnel offset by increased salary costs. Research and development expenses as a percentage of revenue increased from 25% and 26% for the three and six months ended June 30, 2002, respectively, to 33% for each of the three and six months ended June 30, 2003, resulting primarily from a decrease in revenue.

GENERAL AND ADMINISTRATIVE
General and administrative expenses consist primarily of compensation for executive and administrative personnel, travel expenses, professional advisory fees, and general overhead expenses that are not allocated to cost of revenue, product development, or sales and marketing. General and administrative expenses for the quarter ended June 30, 2003 were $2,653, an increase of 83% from general and administrative expenses of $1,451 for the quarter ended June 30, 2002. General and administrative expenses for the six months ended June 30, 2003 were $5,630, an increase of 74% from general and administrative expenses of $3,234 for the six months ended June 30, 2002. The increase in absolute dollars was primarily due to merger related fees of approximately $1,800 in the first half of 2003 that include investment banking, legal and accounting fees, expenses associated with being a public company that were not incurred during the first half of 2002 and additional bad debt expense recognized during the second quarter mainly resulting from uncertainty surrounding the merger with EFI. General and administrative expenses as a percentage of revenue increased from 12% and 13% for the three and six months ended June 30, 2002, respectively, to 29% and 30% for the three and six months ended June 30, 2003. The increase as a percentage of revenue resulted from these additional costs combined with the decrease in revenue.

DEPRECIATION
Depreciation expense consists primarily of the depreciation of equipment, furniture, fixtures, and leasehold improvements. Depreciation expense for the quarter ended June 30, 2003 was $286, a decrease of 60% from depreciation expense of $707 for the quarter ended June 30, 2002. Depreciation expense for the six months ended June 30, 2003 was $879, a decrease of 40% from depreciation expense of $1,470 for the six months ended June 30, 2002. These decreases are primarily attributable to certain computer equipment becoming fully depreciated and new equipment being purchased at a slower rate compared to prior periods.

AMORTIZATION
Amortization expense consists of the amortization of intangible assets such as purchased technology, customer lists, and patents. Amortization expense for the quarter ended June 30, 2003 was $43, a decrease of 99% from amortization expense of $7,392 for the quarter ended June 30, 2002. Amortization expense for the six months ended June 30, 2003 was $5,133, a decrease of 65% from amortization expense of $14,780 for the six months ended June 30, 2002. This decrease is primarily attributable to intangible assets relating to the acquisitions made during 2000 becoming fully amortized during the first six months of 2003.

STOCK-BASED COMPENSATION AND WARRANTS
Stock-based compensation and warrant expense relates to grants of employee stock options and issuances of stock with exercise prices lower than the fair value of the underlying shares at the time of grant or issuance, issuance of stock to employees as compensation and the issuance of options and warrants to third parties for services rendered. Stock-based compensation and warrants expense for the quarter ended June 30, 2003 was $102, a decrease from $334 for the quarter ended June 30, 2002. Stock-based compensation and warrants expense for the six months ended June 30, 2003 was $483, a decrease from stock-based compensation of $537 for the six months ended June 30, 2002. These changes are primarily attributable to the vesting provisions of the options granted in the first half of 2002.

OTHER INCOME (EXPENSE)
Other income (expense) consists primarily of interest expense related to our borrowings and amortization of debt origination fees. Interest expense for the quarter ended June 30, 2003 was $263, a decrease of $1,283 from the quarter ended June 30, 2002. Interest expense for the six months ended June 30, 2003 was $527, a decrease of $2,576 from the six months ended June 30, 2002. This decrease is primarily due to the repayment of $17,800 of indebtedness upon completion of our initial public offering and repayment of $1,050 of related-party debt during the first six months of 2003. Amortization of debt origination fees for the three and six months ended June 30, 2003 of $873 and $1,743, respectively, was recorded as a result of the restructuring of debt during the second quarter of 2002.

INCOME TAXES
During the three and six months ended June 30, 2003, we incurred net losses for federal and state tax purposes and have not recognized any tax provision or benefits. At June 30, 2003, we had significant accumulated net operating loss carryforwards for federal and state tax purposes. The federal tax carryforwards expire in various years beginning in 2011 through 2022. Utilization of certain net operating loss carryforwards is subject to certain limitations. Events which cause limitations on the amount of net operating losses that we may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, we had $6,982 in cash and cash equivalents, a decrease of $1,793 from December 31, 2002. This decrease was primarily attributable to cash used by operations during the period including expenses related to the proposed merger of the Company with EFI, debt repayments of approximately $1,100, repayment of the line of credit of $2,000 offset by the proceeds received from the exercise of a stock option by EFI of $5,529.

Net cash used by operating activities totaled $4,108 for the six months ended June 30, 2003, compared to $8,344 million of net cash used by operating activities for the quarter ended June 30, 2002. Net cash used in operating activities for the six months ended June 30, 2003 is primarily attributable to the net loss for the period (less non-cash expenses) in addition to an increase in other assets related to certain annual prepaid contracts offset by a reduction in accounts receivable resulting from the decrease in revenue. The Company has experienced some slowdown in collections due to the general economic condition of the printing industry; however, the Company is not aware of any material collectibility or billing issues with its customers.

Net cash used by investing activities totaled $161 for the six months ended June 30, 2003, compared to $640 of net cash used by investing activities for the six months ended June 30, 2002. Cash used by investing activities during the first six months of 2003 and 2002 was primarily the result of the purchase of miscellaneous computer equipment.

Net cash provided by financing activities was $2,476 for the six months ended June 30, 2003, compared to $11,965 for the six months ended June 30, 2002. Cash provided by financing activities during the first six months of 2003 was primarily attributable to the exercise of the EFI stock option offset by debt repayments of $1,100 and repayment of the line of credit of $2,000. Cash from financing activities in 2002 was primarily attributable to our initial public offering. The line of credit was subsequently closed after the repayment.

We have entered into a $900 commercial installment note with National City Bank, which is payable monthly and matures on July 1, 2004. Borrowings under the installment note bear interest, which is payable monthly, at the annual rate of 7.62%. As of June 30, 2003, the outstanding principal balance of this note was $228. The installment note contains restrictive covenants, including a limitation on our ability to incur additional indebtedness or grant security interests in our assets, as well as requirements that we satisfy various financial conditions, including minimum tangible net worth and debt service coverage. As of June 30, 2003, we were not in compliance with the debt service coverage covenant of the installment note. We have received a waiver with respect to this default from National City Bank, which expires January 1, 2004. If we violate any of these financial covenants and are unable to obtain a waiver from National City Bank, then National City Bank could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. Obligations under the installment note and line of credit are secured by all of our tangible and intangible personal property.


On February 13, 2003, the Company entered into an agreement with EFI for a standby credit facility in the amount of $11,000 plus a working capital facility, which will provide up to an additional $3,000 under certain circumstances. Under the terms of the standby credit facility, EFI is obligated to disburse up to $11,000 to the Company in the event that certain amounts under the Company's existing credit facilities become due and payable as a result of any action taken by the Company in order to facilitate the proposed business combination with EFI or certain other criteria. All loans made under this facility bear interest at the rate of 8% per annum payable on January 2, 2004. With certain exceptions, the maturity date would be accelerated if a business combination with EFI is not consummated on or before August 31, 2003 or upon the termination of the agreement. Subject to certain conditions, the credit facility also provides the Company with a working capital facility up to an aggregate amount of $3,000 to be disbursed in the event that, among other things, the Company's cash balance as of the close of business on the date notice is given by the Company is less than $1,000. The Company is obligated to use the proceeds of any exercise by EFI of the option agreement entered into on February 13, 2003 to pay down outstanding amounts under the standby credit facility. All loans under the working capital facility bear interest at a rate per annum equal to the prime rate as published, from time to time, by Citibank, plus two percent payable on the maturity date of the loans.

We also have a license agreement with Creo Inc. which permits us to use some software owned by Creo in Web-based solutions we offer to printers. If the proposed merger with EFI is completed, Creo could terminate this license agreement. Creo must provide us with notice of its intention to terminate the license within 30 days after the consummation of the merger. The license would then terminate after the expiration of a 180-day transition period. During this 180-day transition period, the license fee we pay to Creo would increase from 10% to 25% of the revenue we generate from the sale of products using Creo's technology. During the three and six months ended June 30, 2003, we paid license fees to Creo of less than $100. We believe the 180-day transition period will be sufficient for us or EFI to develop software which provides substantially similar functionality to the technology we license from Creo. Accordingly, we do not believe that Creo's termination of the license agreement or the increased license fee percentage would have a material impact on our financial position, results of operations or liquidity in future periods.

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

IF WE FAIL TO COMPLETE THE MERGER WITH EFI, WE MAY BE UNABLE TO REPAY $14.2 MILLION OF OUR OUTSTANDING DEBT WHICH BECOMES DUE IN JANUARY 2004 AND MAY NEED ADDITIONAL DEBT OR EQUITY FINANCING WHICH WE DO NOT EXPECT TO BE AVAILABLE. IF WE ARE UNABLE TO PAY THESE AMOUNTS WHEN DUE, THE LENDERS COULD PROCEED AGAINST THE COLLATERAL FOR THEIR LOANS.

We entered into a merger agreement with EFI in February 2003. Under the terms of the merger agreement, we will become a wholly-owned subsidiary of EFI and EFI will assume all of our outstanding liabilities, including our debt obligations. The merger is subject to standard closing conditions, including the approval of the holders of a majority of our outstanding shares of common stock. If we do not complete the merger with EFI or complete a similar transaction with a third party, we do not expect to have sufficient cash to repay $14.2 million of our outstanding debt which becomes due and payable in January 2004 without securing additional debt or equity financing; we do not expect that debt or equity financing would be available. In addition, we cannot assure you that another company will be interested in acquiring us. We will incur significant costs associated with the merger, including legal, accounting, financial printing and financial advisory fees, which must be paid whether or not the merger is completed.

IF WE FAIL TO COMPLETE THE MERGER WITH EFI, OUR STOCK PRICE MAY FALL.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For the six months ended June 30, 2003, revenue from foreign customers approximated 15% of our total revenue. We have not had any material exposure to factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. However, in future periods, we expect to increase sales in foreign markets, including Canada and Europe. As our sales are made in U.S. dollars, a strengthening of the U.S. dollar could cause our products to be less attractive in foreign markets. Most of our cash equivalents, short-term investments, and capital lease obligations are at fixed interest rates. Therefore, the fair value of these investments is affected by changes in the market interest rates. However, because our investment portfolio is primarily composed of investments in money market funds and high-grade commercial paper with short maturities, we do not believe an immediate 10% change in market interest rates would have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Printcafe's management, with the participation of Printcafe's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness Printcafe's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Printcafe's disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by Printcafe in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Printcafe believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Change in Internal Control over Financial Reporting

No change in Printcafe's internal control over financial reporting occurred during Printcafe's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, Printcafe's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 25, 2003 a securities class action complaint was filed against the Company, Marc Olin, President and Chief Executive Officer, and Joseph Whang, Chief Financial Officer and Chief Operating Officer, in the United States District Court for the Western District of Pennsylvania. The complaint alleges that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 due to allegedly false and misleading statements in connection with the Company's initial public offering and subsequent press releases. The Company believes that the lawsuit is completely without merit and intends to vigorously defend itself. To date, the Company has not been required to file a response to the complaint and has not done so. In light of the early stage of this proceeding, the Company cannot predict with certainty the likely outcome of the action or the likely value of any of the related claims.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 17, 2002, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (File No. 333-82646). The Registration Statement covered the sale of 4,212,000 shares of the Company's Common Stock (including an option to purchase 462,000 shares solely to cover over-allotment, if any) at an offering price of $10.00 per share. The managing underwriters in the offering were UBS Warburg LLC, Robertson Stephens, Inc., U.S. Bancorp Piper Jaffray Inc., and McDonald Investments Inc. (the "Underwriters"). On June 21, 2002, the Company sold to the Underwriters 3,750,000 shares of Common Stock for aggregate consideration of $37,500, less underwriting discounts and commissions of $2,625 and other expenses of $1,925 for net proceeds to the Company of $32,950, The other expenses of $1,925 were paid to third parties not affiliated with the Company. From the amount of net proceeds $23,200 in cash was used to pay outstanding debt, deferred interest, and prepayment fees. Of this amount, $16,900 was paid to Creo, Inc., which owns, through its subsidiary Creo SRL, approximately 30.2% of our outstanding common stock. Since the completion of our initial public offering, we have used additional amounts of the proceeds for general operating and corporate purposes.

On February 13, 2003, the Company entered into a stock option agreement with EFI granting them an option to purchase up to 2,126,574 shares of Common Stock at a purchase price equal to $2.60 per share. On June 11, 2003, EFI exercised this option and the Company received approximately $5,529 exchange for 2,126,574 shares of its common stock. The issuances of the above securities were intended to be exempt from registration under the Securities Act in reliance on Section 4(2) thereof.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of the stockholders during the Company's annual stockholders meeting held on May 2, 2003.




1.       Election of Class I Directors
                                             Votes Cast For             Authority Withheld
                                             --------------             ------------------
         Charles J. Billerbeck                 8,090,993                     35
         Amos Michelson                        8,089,287                    1,741

2.       Election of Class II Director

         Thomas J. Gill                        8,090,993                     35

3.       Ratification of Ernst & Young LLP   Votes Cast For             Authority Withheld        Abstentions
         as independent accountants          --------------             ------------------        -----------
                                               8,091,028                     ---                      ---



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

 31.1    Section 302 Certification by the Chief Executive Officer

 31.2    Section 302 Certification by the Chief Financial Officer

 32.1 Section 906 Certification by the Chief Executive Officer and Chief Financial Officer relating to a periodic report containing financial statements

(b) Reports on Form 8-K. The following current reports on Form 8-K were filed by the Company during the second fiscal quarter:

         (1) Current report on Form 8-K dated April 15, 2003 setting forth the Company's preliminary earnings release for the quarter ended March 31, 2003.

         (2) Current report on Form 8-K dated April 29, 2003 setting forth the Company's earnings release for the quarter ended March 31, 2003.

         (3) Current report on Form 8-K dated June 26, 2003 setting forth a press release issued by the Company in response to a stockholder class action lawsuit.

     * * * *

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            PRINTCAFE SOFTWARE, INC.

                                   /s/ Marc D. Olin
                                   ------------------
                                   Marc D. Olin
                                   President and Chief Executive Officer

                                   /s/ Joseph J. Whang
                                   -------------------
                                   Joseph J. Whang
                                   Chief Financial Officer and Chief
                                   Operating Officer
                                   (Chief Accounting Officer)

      Date: August 14, 2003